Form 10-Q
period 1996-05-31
GS FINANCIAL PRODUCTS US LP
filed 1996-07-15
CIK 914720

SULLIVAN & CROMWELL

                                         NEW YORK TELEPHONE: (212) 558-4000
          TELEX: 62694 (INTERNATIONAL) 127816 (DOMESTIC)  125 Broad Street,
                                                        New York 10004-2498
          CABLE ADDRESS: LADYCOURT, NEW YORK                     __________
           FACSIMILE: (212) 558-3588 (125 Broad Street)250 PARK AVENUE, NEW
                                                            YORK 10177-0021
                (212) 558-3792 (250 Park Avenue)1701 PENNSYLVANIA AVE, N.W.
                                                WASHINGTON, D.C. 20006-5805
                            444 SOUTH FLOWER STREET, LOS ANGELES 90071-2901
                                              8, PLACE VENDOME, 75001 PARIS
                     ST. OLAVE'S HOUSE, 9a IRONMONGER LANE, LONDON EC2V 8EY
                                         101 COLLINS STREET, MELBOURNE 3000
                             2-1, MARUNOUCHI I-CHOME, CHIYODA-KU, TOKYO 100
                              GLOUCESTER TOWER, 11 PEDDER STREET, HONG KONG

                                                         July 12, 1996

Securities and Exchange Commission,
  450 Fifth Street, N.W.,
    Washington, D.C. 20549.

          Re:  GS Financial Products U.S., L.P. --
               Form 10-Q for the quarterly period ended May 31, 1996

Ladies and Gentlemen:

          On behalf of GS Financial Products U.S., L.P. (the "Company"), enclosed for filing under the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations thereunder is the Company's Form 10-Q for the quarterly period ended May 31, 1996.
          The accompanying EDGAR filing represents the Company's first electronic filing with the Securities and Exchange Commission.
Accordingly, pursuant to Rule 901(d) of Regulation S-T, a paper copy of the accompanying Form 10-Q is being sent to OFIS Filer Support, SEC Operations Center, 6432 General Green Way, Alexandria, VA 22312-2413 within 6 business days of the date of the accompanying filing. The paper copy will be stamped "THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T".
          Should you have any questions or comments concerning the enclosed documents, please contact Robert W. Reeder (212 558-3755) or the undersigned (212-558-4940).

                         Very truly yours,

                         /s/ William G. Farrar

                         William G. Farrar

(Enclosures)

cc:  Michael H. Mitchell (Stop 3-3)
     Charles A. Sjoquist (Stop 7-2)
     Kathryn L. Jorden (Stop 7-2)
     (Securities and Exchange Commission)

     Anthony J. Leitner
     Robert L. Gulley
     (Goldman, Sachs & Co.)

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               _________

                               FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended May 31, 1996


                   Commission File Number: 000-25178


                   GS Financial Products U.S., L.P.
        (Exact name of registrant as specified in its charter)



           Cayman Islands                       52-1919759
          (State or other                 (I.R.S. employer
          jurisdiction of                  identification no.)
           incorporation
                 or
           organization)



                             P.O. Box 896
                  Harbour Centre, North Church Street
                     Grand Cayman, Cayman Islands
                          British West Indies
               (Address of principal executive offices)

                            (809) 945-1326
         (Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes __X__                               No _____

GS FINANCIAL PRODUCTS U.S., L.P.
Form 10-Q

********************************************************************************
PART  I: FINANCIAL INFORMATION                           Page No.

Item 1: Financial Statements (Unaudited):

     Condensed Statements of Income for the Three Fiscal Months and
     the Six Fiscal Months ended May 26, 1995 and May 31, 1996......... 3

     Condensed Balance Sheets as of November 24, 1995 and
     May 31, 1996...................................................... 4

     Condensed Statement of  Changes in Partners' Capital  for the Six
     Fiscal Months ended May 31, 1996.................................. 5

     Condensed  Statements of  Cash Flows  for the  Six Fiscal  Months
     ended May 26, 1995 and May 31, 1996............................... 6

     Notes to the Condensed Financial Statements....................... 7


Item 2: Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................13

     Liquidity and Capital Resources...................................16


PART II: OTHER INFORMATION

Item 1:  Legal Proceedings.............................................22


Item 4:  Submission of Matters to a Vote of Security Holders...........22


Item 6:  Exhibits and Reports on Form 8-K..............................22


Signature..............................................................23

PART I: FINANCIAL INFORMATION


                   GS FINANCIAL PRODUCTS U.S., L.P.

                    Condensed Statements of Income
                      (U.S. dollars in thousands)
                              (Unaudited)
                              __________


                              For the Three          For the Six
                           Fiscal Months Ended   Fiscal Months Ended
                            May 26,    May 31,     May 26,    May 31,
                               1995       1996        1995       1996
Revenues:
   Intermediation profit     $1,933     $2,445      $2,569     $4,377
   Interest                   1,577      1,573       2,619      3,713
   Equity in earnings             8       (11)           9       (11)
   (loss) of affiliate
          Total revenues      3,518      4,007       5,197      8,079

Interest expense                 78        632         154      1,192

   Revenues, net of           3,440      3,375       5,043      6,887
   interest expense

Expenses:
   Operating                    321        190         599        490

Income before taxes           3,119      3,185       4,444      6,397

Income taxes                    125        124         178        252
          Net Income         $2,994     $3,061      $4,266     $6,145

                   GS FINANCIAL PRODUCTS U.S., L.P.

                       Condensed Balance Sheets
                      (U.S. dollars in thousands)
                              (Unaudited)
                              __________


                                     November 24, 1995   May 31, 1996

 Assets:
    Cash and cash equivalents                 $168,692       $138,092
    Short-term investments                      24,690              0
    Financial instruments owned, at
    fair value:
      Derivative transactions                  230,326        219,139
    Investment in affiliates                     1,127          1,066
    Other assets                                   217            254
           Total assets                       $425,052       $358,551


 Liabilities and Partners' Capital:
    Financial instruments issued, at
    fair value:
      Derivative transactions
           Affiliates                         $153,638        $97,622
           Non-affiliates                       98,720         87,940
    Long-term borrowings                        40,000         40,000
    Other liabilities and accrued                7,889          4,014
    expenses
           Total liabilities                   300,247        229,576

    Commitments and contingencies

    Partners' capital:
      Limited partners                         124,172        128,322
      General partner                              633            653
           Total partners' capital             124,805        128,975

      Total liabilities and partners'         $425,052       $358,551
      capital

                   GS FINANCIAL PRODUCTS U.S., L.P.

          Condensed Statement of Changes in Partners' Capital
             For the Six Fiscal Months Ended May 31, 1996
                      (U.S. dollars in thousands)
                              (Unaudited)
                              __________


                                       General    Limited       Total
                                     Partner's  Partners'   Partners'
                                       Capital    Capital     Capital

 Balance, November 24, 1995               $633   $124,172    $124,805

 Net Income                                 30      6,115       6,145

 Translation adjustment                    (1)       (49)        (50)

 Distribution to partners                  (9)    (1,916)     (1,925)

 Balance, May 31, 1996                    $653   $128,322    $128,975

                  GS FINANCIAL PRODUCTS U.S., L.P.

                  Condensed Statements of Cash Flows
                      (U.S. dollars in thousands)
                              (Unaudited)
                              __________


                                           For the Six Fiscal Months Ended
                                              May 26, 1995   May 31, 1996
 Cash flows from operating activities:
    Net income                                      $4,266         $6,145
    Equity in (earnings) loss of affiliate             (9)             11

 Decreases (Increases) in operating assets:

    Short-term investments                               0         24,690
    Financial instruments owned, at fair value:
      Derivative transactions                       62,849         11,187
    Other assets                                     (253)           (37)

 (Decreases) Increases in operating liabilities:

    Financial instruments issued, at fair value:
      Derivative transactions
           Affiliates                             (66,706)       (56,016)
           Non-affiliates                           32,800       (10,780)
    Other liabilities and accrued expenses             657        (3,875)


 Net cash provided by (used in)                     33,604       (28,675)
      operating activities

 Cash flows from financing activities:
    Distribution to partners                             0        (1,925)

 Net cash used in financing activities                   0        (1,925)

 Net increase (decrease) in cash and                33,604       (30,600)
    cash equivalents

 Cash and cash equivalents, beginning               78,256        168,692
 of period

 Cash and cash equivalents, end of                $111,860       $138,092
      period


 Supplemental disclosure of cash flow
      information:
    Interest paid                                     $149             $0

    Income taxes paid                                   $0           $657

The Company recorded an accrual for the six fiscal months ended May 26, 1995 of $1.617 million for the withholding of U.S. federal income taxes on behalf of its partners. This amount was accounted for as a distribution to partners.

                   GS FINANCIAL PRODUCTS U.S., L.P.
                Notes to Condensed Financial Statements
                              (Unaudited)
                              __________

1.   Business and Basis of Presentation:

     The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures, or the purchase of the underlying instruments subject to the transactions, such as foreign currency and physical commodities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk (as described under Financial Instruments -- see
     Note 2).

     The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal years ended November 25, 1994 and November 24, 1995, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 24, 1995.
     Results for the six fiscal months are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

     The condensed balance sheet data as of November 24, 1995 was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

     The Company's financial programs and counterparty credit risk have been rated AAA by Standard & Poor's Ratings Group ("S&P") and Fitch Investors Service, Inc. ("Fitch"). There can be no assurance that S&P and Fitch will continue to rate the
     Company's financial programs and counterparty credit risk, respectively, in their highest category and any decrease in such ratings may adversely affect the Company's ability to compete successfully.

                   GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

     The Company is organized as a Cayman Islands exempted limited partnership. All the partnership interests in the Company are owned by subsidiaries of The Goldman Sachs Group, L.P.

     The Company's financial statements are reported in U.S. dollars, the functional currency of the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are measured using exchange rates prevailing as of the balance sheet dates. Revenues and expenses are measured at weighted average rates of exchange for the periods. The Company's equity in gains or losses resulting from translating the financial statements of affiliates in which it has invested, whose functional currency is other than the U.S. dollar, is recorded as cumulative translation adjustments and included in partners' capital.

     The Company's Derivative Transactions are recorded on a trade date basis.

     Financial instruments are recorded at their estimated fair value. Consequently, changes in the amounts recorded in the balance sheet resulting from changed market values are included currently in income as intermediation profit. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $2.0 million and $2.3 million for the three fiscal months ended and six fiscal months ended May 26, 1995, respectively, and $1.5 million and $2.9 million for the three fiscal months ended and six fiscal months ended May 31, 1996, respectively.

     The remainder of intermediation profit for these periods resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges) and intermediation profit earned on performance guarantees, which is deferred and amortized over the term of the guarantee. (See Notes 2 and 3.)

     Fair value for all financial instruments is estimated by using financial models developed by affiliates, which incorporate market data for the relevant instruments or for instruments with similar characteristics. Fair value is estimated at a specified point in time. The nature, size, and timing of transactions and the liquidity of the markets may not ultimately allow for the realization of these values.

                  GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________

     Derivative Transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with the right of setoff in the event of a bankruptcy or default by the counterparty are presented net in the balance sheets.

     Cash equivalents are short-term, highly liquid investments including time deposits at banks with original maturities of three months or less. Short-term investments include time deposits at banks with original maturities of one year or less and are carried at cost plus accrued interest, which approximates market value.

     Certain prior year amounts have been reclassified to conform with the May 31, 1996 presentation.


2.   Financial Instruments:

     Financial instruments owned and issued represent Derivative Transactions with net positive values and net negative values, respectively. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. Financial instruments owned are principally obligations of major international financial institutions, primarily banks, which are rated single-A or better by major internationally recognized rating agencies.

     Futures contracts are exchange-traded standardized contractual commitments to buy or sell a specified quantity of a financial instrument, currency or commodity at a specified price and future date. Forward contracts are over-the-counter ("OTC") contracts between two parties who agree to exchange a specified quantity of a financial instrument, currency or commodity at a specified price and future date. Option contracts convey the right to buy (call option) or sell (put option) a financial instrument, currency or commodity at a pre-determined price. For written option contracts, the writer receives a premium in exchange for bearing the risk of unfavorable changes in the financial instrument, currency or commodity. Swaps are OTC contracts between two parties who agree to exchange periodic cash flow streams calculated on a pre-determined contractual (notional) amount.

                  GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________

     In the normal course of its business the Company issues or guarantees various Derivative Transactions whereby the Company agrees to pay amounts that may increase in the event of changes in the level of an underlying index. The Company enters into such transactions with counterparties only if it is able to enter into offsetting transactions that entitle the Company to receive amounts that are equal to or in excess of the amounts it owes. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions). While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be impacted by changes in interest rates or foreign exchange rates.

     The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such financial instruments, net of collateral. As of November 24, 1995 and May 31, 1996, the Company's aggregate credit exposure consisting solely from financial instruments was approximately $214 million and approximately $211 million, respectively.

     At November 24, 1995, the Company had credit exposure exceeding 10% of its total assets to one counterparty, which represented 16% of total assets. This counterparty had a rating of single A or better from at least one internationally recognized credit rating agency. At May 31, 1996, the Company had credit exposure net of collateral exceeding 10% of its total assets to four counterparties, which represented 45% of total assets. Each of the counterparties had a rating of single-A minus or better from at least one internationally recognized credit rating agency.

     The Company limits its credit risk by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally securities of U.S. government agencies and U.S. treasuries, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $12 million and pledged collateral of approximately $7 million related to Derivative Transactions.

                  GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________

     The Company also limits its credit risk by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 6).

     A summary of the notional or contractual amounts ($ in millions) of the Company's Derivative Transactions by principal characteristic is set out below. It should be noted that notional principal amount is not a measure of market or credit risk.

                                    November 24, 1995  May 31, 1996

     Non-affiliates
        Interest rate swap agreements          $7,240        $7,648
        Options written                         1,423         1,815
        Options purchased                       1,453         1,930
        Currency and other swap agreements        614           765

      Affiliates
        Interest rate swap agreements          $9,808       $10,429
        Options written                         1,452         1,850
        Options purchased                       2,084         2,555
        Currency and other swap agreements      1,489         1,596

                   GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________

     The notional amount of Derivative Transactions with affiliates differs from that with non-affiliates generally due to a different notional amount of affiliate versus non-affiliate transactions guaranteed, as well as to Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

     As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of November 24, 1995 and May 31, 1996 and the average monthly fair values of such instruments for the fiscal year ended November 24, 1995 and the six fiscal months ended May 31, 1996, computed in accordance with the Company's netting policy, are as follows:

  ($ in millions)      As of November 24, 1995         As of May 31, 1996
                          Assets   Liabilities       Assets   Liabilities
  Derivative
    Non-affiliates        $230.3        $ 98.7       $219.1         $87.9
    Affiliates               0.0         153.6          0.0          97.6



            Average Monthly Fair Value for Fiscal Periods
                     (dollar amounts in millions)

                    Twelve fiscal months ended    Six fiscal months ended
                             November 24, 1995               May 31, 1996
                          Assets   Liabilities       Assets   Liabilities
  Derivative
    Non-affiliates        $219.9         $73.0       $221.7        $103.5

    Affiliates               0.0         124.8          3.1         100.1


3.  Related Party Transactions:

    During the six fiscal month period ended May 31, 1996, the Company purchased third party interest rate swaps and options from an affiliate at fair value and hedged these purchases with Derivative Transactions issued to affiliates. Intermediation profit related to these transactions during this period was $473 thousand. No such transactions were entered into during the six fiscal month period ended May 26, 1995.

    In the ordinary course of business, the Company enters into hedging transactions with affiliates. At May 31, 1996, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

                   GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________

    In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged.

    The Company also obtains brokerage and custodial services from affiliates. Approximately $57 thousand and $102 thousand was charged for such services during the three fiscal months and six fiscal months ended May 26, 1995, respectively, and $36 thousand and $84 thousand was charged for the three fiscal months and six fiscal months ended May 31, 1996, respectively.


4.   Investment in Affiliates:

     The Company owns an approximate 1% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

     FPI is engaged in a business similar to that of the Company. As of May 31, 1996, its assets consist principally of Japanese equity and equity linked securities. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of May 31, 1996, FPI's long-term debt securities were rated Aaa/AAA/AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

     Selected financial data for FPI ($ in millions):
                               November 24, 1995        May 31, 1996

     Total assets                           $516                $583
     Total liabilities                       406                 481
     Partners' capital                       110                 102

                   GS FINANCIAL PRODUCTS U.S., L.P.
          Notes to Condensed Financial Statements, continued
                              (Unaudited)
                              __________
5.  Long-term Borrowings:

    On October 25, 1995, the Company issued $40.0 million in Nikkei 225 Indexed Notes due December 22, 2000 (the "Nikkei Notes").
    The Company entered into a derivative transaction with an affiliate to effectively convert its obligations under the Nikkei Notes into U.S. dollar-based floating interest rate costs. Including the impact of the derivative transaction, the current and weighted average interest rate on the Nikkei Notes was 5.888% as of November 24, 1995 and 5.4375% as of May 31, 1996. The gains and losses on the derivative transaction are deferred and the periodic receipts and payments associated are recognized as adjustments to interest expense and are accrued over the life of the Nikkei Notes.


6.  Liability of General Partner:

    The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

    The assets of the Corporate General Partner consist principally of cash and short-term investments. Short-term investments include U.S. Treasuries and government agency securities with maturities of less than one year, and are carried at cost plus accrued interest, which approximates fair value. The Corporate General Partner had assets and equity of $11.9 million as of November 24, 1995 and $12.1 million as of May 31, 1996.


7.  Income Taxes:

    The Company is not subject to U.S. federal income taxes. In accordance with U.S. federal tax regulations, the Company withholds income tax on behalf of its partners. Such withholding amounted to $1.925 million for the six fiscal months ended May 31, 1996. For the fiscal year ended November 24, 1995, withholdings of $4.486 million were included in other liabilities and accrued expenses and owed to a related party, which had made payments of such amount on behalf of the Company.

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the three and six fiscal month periods ended May 26, 1995 and May 31, 1996, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and currency options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency and physical commodities. The Company's owned or guaranteed Derivative Transactions consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies.

     At May 31, 1996, the Company had entered into or guaranteed $25.0 billion notional amount of interest rate swaps and options, $2.9 billion notional amount of currency options and swaps and $0.7 billion notional amount of other swaps and options with a total of 74 counterparties.

     In general, the Company refers to transactions where all of the payment obligations or delivery obligations can be met from cash flow or delivery obligations from one or more transactions in its portfolio as being "hedged". It is important to note in this regard that the Company hedges its cash flow on a portfolio basis, not on a transaction by transaction basis. Accordingly, any particular payment or delivery obligation under a transaction may not be offset with a single corresponding transaction.

     Through May 31, 1996, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $16.4 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

Results of Operations

     Changes in the Company's revenues are highly dependent on the volume of new transactions originated. Financial instruments are recorded at their estimated fair value. Consequently, changes in the amounts recorded in the balance sheet resulting from changed market values are included currently in income as intermediation profit. As a result, a substantial portion of the intermediation profit from new Derivative Transactions may be recognized upon entering into such transactions. Hence, the Company's profitability may be extremely variable from quarter to quarter, depending on the volume and maturity of new origination.

     Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of The Goldman Sachs Group, L.P. ("Group") which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of May 31, 1996, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

     Changes in interest rates will change the present value of any future cash flows to which the Company is entitled. Therefore, the Company may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of May 31, 1996 of the Company's portfolio to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth at that date by less than 1%. As the
Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

     Neither the Company nor its partners is subject to any income or profits tax, capital gains tax, capital transfer tax, estate duty or inheritance tax under the laws of the Cayman Islands. Further, the Company has obtained a Tax Exemption Certificate from the Governor of the Cayman Islands, which is effective for 50 years from March 3, 1992, which provides that no law thereafter enacted in the Cayman Islands imposing any tax on profits, income, capital gains or appreciation may apply to the Company or any partner thereof.

     For United States federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is not subject to United States federal income tax on its profits. Instead, any profits or losses of the Company are attributed to its partners. However, the Company does withhold United States federal income taxes on behalf of its partners with respect to their share of the Company's profits from the active conduct of business in the United States. Certain of the Company's income is subject to a 4% New York City unincorporated business tax. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

Three Fiscal Months Ended May 31, 1996 Versus Three Fiscal Months Ended May 26, 1995

     For the three fiscal months ended May 31, 1996, the Company reported revenues net of interest expense of $3.4 million, consisting principally of intermediation profits of $2.4 million and net interest income of $0.9 million. During the period, the Company entered into or guaranteed 36 Derivative Transactions with
non-affiliates,   and  49   hedging   Derivative  Transactions   with
affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $4.1 billion, which resulted in initial intermediation profits of $1.5 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). The Company incurred interest expense of $632 thousand during the three fiscal months ended May 31, 1996.

     In comparison, the Company reported revenues net of interest expense of $3.4 million for the three fiscal months ended May 26, 1995, which consisted principally of intermediation profits of $1.9 million and interest income of $1.6 million. During the period, the Company entered into or guaranteed 26 Derivative Transactions with non-affiliates and hedged these transactions with 26 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $3.7 billion, which resulted in initial intermediation profits of $2.0 million. Total intermediation profit of $1.9 million for the fiscal quarter was lower than initial intermediation profits due to the adverse effects of changes in interest rates during the period which was partially offset by an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). Interest expense for the three fiscal months ended May 26, 1995 was $78 thousand.

     Interest income for the fiscal quarter ended May 31, 1996 was $1.6 million, approximately the same as that earned during the fiscal quarter ended May 26, 1995. Total intermediation profit for the three month fiscal period ending May 31, 1996 was approximately $0.5 million, or 26%, more than the same fiscal period of the previous year, principally reflecting the substantial beneficial effect of interest rate changes on the Company's portfolio during the 1996 fiscal period and the minor adverse effect of such changes during the 1995 fiscal period. Initial intermediation profit for the three fiscal months ended May 31, 1996 decreased by $0.5 million, or 25% from the three fiscal months ended May 26, 1995, reflecting a decrease in the average maturity of Derivative Transactions entered into with non-affiliates. Interest expense of $632 thousand for the three fiscal months ended May 31, 1996 increased significantly from the $78 thousand incurred in the same fiscal period in 1995. Interest expense for the fiscal quarter ended May 31, 1996 reflected interest on the Company's $40 million Nikkei 225 Indexed Notes due December 22, 2000, which were issued in October 1995, while interest expense for the fiscal quarter ended May 26, 1995 reflected interest on the Company's $5 million Series A-1 Floating Rate Notes which were issued in October 1994 and matured in October 1995.

     Operating expenses for the three fiscal months ended May 31, 1996 were $190 thousand, compared to $321 thousand in the fiscal quarter ended May 26, 1995. Fees and expense reimbursement to Group affiliates included within operating expenses were $36 thousand and $57 thousand for the fiscal quarters ended May 31, 1996 and May 26, 1995, respectively. Other operating expenses were $154 thousand and $264 thousand for the three fiscal month periods ended May 31, 1996 and May 26, 1995, respectively, and consisted principally of legal, accounting and rating agency fees.

     Net income of $3.1 million for the fiscal quarter ended May 31, 1996 was approximately the same as net income for the fiscal quarter ended May 26, 1995. Total assets as of May 31, 1996 were $358.6 million, compared with total assets of $425.1 million as of November 24, 1995. The decline in total assets primarily reflected a decrease of $30.6 million in cash and cash equivalents and a decrease in short term investments of $24.7 million as the Company entered into Derivative Transactions which reduced financial instruments issued to affiliates.

Six Fiscal Months  Ended May 31, 1996 Versus Six Fiscal  Months Ended
May 26, 1995

     For the six fiscal months ended May 31, 1996, the Company reported revenues net of interest expense of $6.9 million, which consisted principally of intermediation profits of $4.4 million and net interest income of $2.5 million. During the period, the Company entered into or guaranteed 63 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value, and hedged these transactions with 82 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $7.8 billion, which resulted in initial intermediation profits of $2.9 million. The remainder of intermediation profit for this period resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). The Company incurred interest expense of $1.2 million during the six fiscal months ended May 31, 1996.

     For the six fiscal months ended May 26, 1995, the Company reported revenues net of interest expense of $5.0 million, which consisted principally of intermediation profits of $2.6 million and interest income of $2.6 million. During the period, the Company
entered   into  or   guaranteed   40   Derivative  Transactions   with
non-affiliates and hedged these transactions with 40 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $5.6 billion, which resulted in initial intermediation profits of $2.3 million. The remainder of intermediation profit for this period resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized, which was partly offset by the adverse effect of changes in interest rates during the period (including the impact of all hedges). Interest expense for the six fiscal months ended May 26, 1995 was $0.2 million.

     Interest income for the six fiscal months ending May 31, 1996 increased to $3.7 million compared to $2.6 million during the same period of the preceding year, as a result of larger average balances of cash and cash equivalents. Total intermediation profit for the six fiscal month period ending May 31, 1996 was approximately $4.4 million or 69% more than the same fiscal period of the preceding year, principally reflecting the substantial beneficial effect of interest rate changes on the Company's portfolio during the 1996 fiscal period and the minor adverse effect of such changes during the 1995 fiscal period. Total intermediation profits during the six fiscal month period ended May 31, 1996 also benefited from an increase in initial intermediation profit of $0.6 million when compared to the same fiscal period of the preceding year, reflecting an increase in the number and notional value of Derivative
Transactions entered into during the fiscal period. Interest expense of $1.2 million for the six fiscal months ended May 31, 1996 increased significantly from the $0.2 million incurred in the same fiscal period in 1995. Interest expense for the six fiscal months ended May 31, 1996 reflected interest on the Company's $40 million principal amount of Nikkei 225 Indexed Notes due December 22, 2000, which were issued in October 1995, while interest expense for the six fiscal months ended May 26, 1995 reflected interest on the Company's $5 million Series A-1 Floating Rate Notes which were issued in October 1994 and matured in October 1995.

     Operating expenses for the six fiscal months ended May 31, 1996 were $490 thousand, compared to $599 thousand during the same period in 1995. Fees and expense reimbursement to Group affiliates included within operating expenses were $84 thousand and $102 thousand for the six fiscal months ended May 31, 1996 and May 26, 1995, respectively. Other operating expenses were $406 thousand and $497 thousand for the six fiscal months ended May 31, 1996 and May 26, 1995, respectively, and consisted principally of legal, accounting and rating agency fees.

     Net income for the six fiscal months ended May 31, 1996 was $6.1 million compared to $4.3 million for the same fiscal period in 1995. Cash used in operating activities during the six fiscal month period ended May 31, 1996 was $28.7 million, which principally reflected payments made on financial instruments issued exceeding receipts on financial instruments owned. In comparison, for the six fiscal month period ended May 26, 1995, cash provided from operating activities was $33.6 million and principally reflected receipts on financial instruments owned exceeding payments made on financial instruments issued.

Liquidity and Capital Resources

     The Company conducts its business in a manner designed to require that cash payments to the Company from its portfolio, taking into account market fluctuations and the possibility of default, will be sufficient to make when due all required payments on all the Company's liabilities, including payments of principal and interest on borrowings. The Company needs capital principally to absorb potential losses due to counterparty defaults. If counterparties were to default on their obligations to the Company, these losses could be substantial. However, based on the credit quality of its counterparties (including affiliates), the Company does not currently anticipate any default losses and has not recorded any provisions for credit losses.

     The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default. However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which the Company believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative value; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of financial instruments recorded on the Company's balance sheet. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty. The Company has applied
Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

     In certain circumstances, the Company may reduce its credit exposure to a counterparty by requiring that the counterparty deposit margin or collateral. When accepting margin or collateral, the Company generally accepts high quality marketable securities (e.g., U.S. Treasury bonds or notes and securities issued or backed by U.S. governmental agencies). The Company calculates credit exposure net of collateral when it believes that it has a perfected security interest in such collateral under an enforceable agreement.

     The  composition, at November 25,  1994, November  24, 1995  and
May 31, 1996, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal financial instruments owned principally because credit exposures include short-term investments, cash and cash equivalents and exclude certain financial instruments where the Company believes that it does not have credit risk -- e.g., financial instruments owned in respect of which collateral has been received to the extent of the value of the collateral received.) At November 25, 1994, November 24, 1995 and May 31, 1996, the Company's counterparties consisted largely of banks located in Europe, North America and the Far East, as well as affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.


          Current Credit Exposure - By S&P Rating of Obligor:
                     (dollar amounts in millions)

                  November 25, 1994   November 24, 1995        May 31, 1996

  S&P Rating:      __$__    Percent    __$__    Percent    __$__    Percent

  AAA              $94.2      35.9%   $119.3      29.3%   $119.4      34.2%

  AA+                0.0       0.0       9.4       2.3      10.0       2.9

  AA                70.5      26.8      37.3       9.2      50.0      14.3

  AA-                8.9       3.4      89.7      22.0      10.4       3.0

  A+                56.6      21.6     117.1      28.8      42.9      12.3

  A                 31.9      12.1      32.3       7.9      65.8      18.9

  A-                 0.0       0.0       2.1       0.5      50.5      14.4

  BBB                0.5       0.2       0.0       0.0       0.0       0.0

    Total         $262.6     100.0%   $407.2     100.0%   $349.0     100.0%

    Current Credit Exposure - By Country of Obligor's Headquarters:
                     (dollar amounts in millions)

                  November 25, 1994   November 24, 1995        May 31, 1996

  Country:         __$__    Percent    __$__    Percent    __$__    Percent

  U.S.            $138.0      52.6%   $117.5      28.8%   $132.4      37.9%

  Japan             15.5       5.9     102.2      25.1      92.0      26.4

  Switzerland       19.0       7.2      43.0      10.6      50.0      14.3

  France            30.1      11.5      65.6      16.1      35.5      10.2

  Netherlands       27.7      10.5      34.2       8.4      24.8       7.1

  U.K.              22.5       8.6       2.6       0.6       4.7       1.4

  Germany            0.0       0.0      34.1       8.4       1.5       0.4

  Other              9.8       3.7       8.0       2.0       8.1       2.3

       Total      $262.6     100.0%   $407.2     100.0%   $349.0       100%





             Current Credit Exposure - By Obligor Industry:
                     (dollar amounts in millions)

                  November 25, 1994   November 24, 1995        May 31, 1996

  Industry:        __$__    Percent    __$__    Percent    __$__    Percent

  Banks           $203.5      77.5%   $349.7      85.8%   $303.1      86.9%

  Industrials       21.6       8.2      29.6       7.3      22.8       6.5

  Financials        31.5      12.0      20.3       5.0      17.9       5.1

  Government
  Agencies           6.0       2.3       7.6       1.9       5.2       1.5

       Total      $262.6     100.0%   $407.2     100.0%   $349.0     100.0%

     The Company has entered into and expects to continue to enter into transactions frequently with FPI or Goldman Sachs Capital Markets, L.P. ("GSCM", obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At May 31, 1996, the Company had no credit exposure to either FPI or GSCM as a result of these transactions since it did not have a positive estimated replacement cost for its position with either counterparty. Since the Company had no net credit exposure to Group or its affiliates at May 31, 1996, the Company does not believe that financial information with respect to Group is material to investors in the Company's securities.

     The Company anticipates that its credit exposures may be highly concentrated since financial instruments owned may be issued by a limited number of counterparties. At May 31, 1996, the Company had credit exposure net of collateral exceeding 10% of its total assets to the Sumitomo Bank, the Fuji Bank, the United Bank of Switzerland and the Republic National Bank. The Company would incur a large loss if any or all of these entities were to default. However, the Sumitomo Bank, the Fuji Bank, the United Bank of Switzerland and the Republic National Bank were rated A, A-, AAA and AA, respectively, by S&P at May 31, 1996, and the Company currently does not anticipate any loss as a result of these exposures. Additionally, the Company currently does not consider its credit exposure to any counterparty excessive since none of such exposures exceeded the Company's net worth.

     As of May 31, 1996, the Company was a party to Derivative Transactions with a notional amount of $28.6 billion. Of these, $4.7 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. Notional amounts presented for November 25, 1994 will not conform to the Company's financial statements since certain transactions with potential credit risk (e.g., options purchased) were not required to be disclosed in the Company's financial statements. It should be noted that notional principal amount is not a measure of market or credit risk.

   Notional Amount of Derivative Transactions with Potential Credit Exposure
                             - By Maturity:
                     (dollar amounts in millions)

                  November 25, 1994   November 24, 1995        May 31, 1996

                   __$__    Percent    __$__    Percent    __$__    Percent

  1994-1996     $  5,201      29.7%  $ 3,402      15.2%  $ 2,546      10.6%

  1997-1999        7,605      43.4    10,544      47.2    13,031      54.5

  2000-2003        2,575      14.7     4,469      20.0     4,205      17.6

  2004-2005        1,808      10.3     3,283      14.7     3,136      13.1

  2006-2021          334       1.9       637       2.9     1,004       4.2

      Total      $17,523     100.0%  $22,335     100.0%  $23,922     100.0%


   Notional Amount of Derivative Transactions With Potential Credit Exposure
                    - By Credit Quality of Obligor:
                     (dollar amounts in millions)

                  November 25, 1994   November 24, 1995        May 31, 1996

  S&P Rating:      __$__    Percent    __$__    Percent    __$__    Percent

     AAA          $2,144      12.2%   $2,571      11.5%   $3,120      13.1%

     AA+               0       0.0       500       2.2       600       2.5

     AA            1,351a      7.7       685b      3.1       749b      3.1

     AA-           1,354       7.7     1,254       5.6     1,300       5.4

     A+            1,622c      9.3     1,482       6.6       465       1.9

     A               535       3.0     1,301       5.8     1,805       7.6

     A-                0       0.0        99       0.4       862       3.6

     Below A-        150       0.9       200d      0.9       440d      1.8

  Affiliates      10,367      59.2    14,243      63.9    14,581      61.0

      Total      $17,523     100.0%  $22,335     100.0%  $23,922     100.0%


  (a) Includes $700 million notional amount of Derivative Transactions which were collateralized in part.
  (b) Includes $685 million notional amount of Derivative Transactions which were collateralized in part.
  (c) Includes $500 million notional amount of Derivative Transactions which were collateralized.
  (d) Includes $50 million notional amount of Derivative Transactions which were collateralized.

   Notional Amount of Derivative Transactions With Potential Credit
                               Exposure
                 - By Principal Underlying Index Type:
                     (dollar amounts in millions)

                  November 25, 1994   November 24, 1995        May 31, 1996

                   __$__    Percent    __$__    Percent    __$__    Percent

  Interest rate  $16,982      96.9%  $19,792      88.6%  $21,199      88.6%

  Currency           502       2.9     1,826       8.2     2,085       8.7

  Other               39       0.2       717       3.2       638       2.7

      Total      $17,523     100.0%  $22,335     100.0%  $23,922     100.0%


     The notional amount of currencies, expressed in U.S. dollars at May 31, 1996, to be exchanged under currency options and currency swaps outstanding at May 31, 1996 were U.S. dollars ($695 million), Dutch guilders (approximately $372 million), Japanese yen (approximately $363 million), Deutsche marks (approximately $282 million), British pounds (approximately $281 million), French francs (approximately $34 million), Brazilian real (approximately $16 million), Canadian dollars (approximately $10 million), European Currency units (approximately $9 million), Swedish krona (approximately $8 million), Swiss francs (approximately $8 million), Belgian francs (approximately $4 million), Spanish pesetas (approximately $2 million) and Italian lire (approximately $1 million).

     The fair values of Derivative Transactions owned or issued as of November 24, 1995 and May 31, 1996 and the average monthly fair values of such instruments for the fiscal year ended November 24, 1995 and the fiscal six months ended May 31, 1996, computed in accordance with the Company's netting policy, are as follows:

  ($ in millions)      As of November 24, 1995         As of May 31, 1996
                          Assets   Liabilities       Assets   Liabilities
Derivative Transactions

    Non-affiliates       $ 230.3        $ 98.7      $ 219.1       $ 87.9

    Affiliates               0.0         153.6          0.0         97.6


            Average Monthly Fair Value for Fiscal Periods
                     (dollar amounts in millions)

                    Twelve fiscal months ended    Six fiscal months ended
                             November 24, 1995               May 31, 1996
                          Assets   Liabilities       Assets   Liabilities
Derivative Transactions

    Non-affiliates       $ 219.9        $ 73.0      $ 221.7       $ 103.5

    Affiliates               0.0         124.8          3.1         100.1

     The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At May 31, 1996, FPI had total liabilities of $481 million. At May 31, 1996, the long-term debt securities of FPI were rated Aaa/AAA/AAA by Moody's, S&P and Fitch, respectively.

     At May 31, 1996, the Company had $138.1 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its operating requirements.

     The Company intends to expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement covering $500 million of Medium-Term Notes that are being offered on a continuous basis. The Company anticipates issuing additional Medium-Term Notes or otherwise incurring debt in order to acquire new Derivative Transactions. As a result, the Company anticipates that its leverage will increase. The Company's activities are likely to include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

     Partners' capital is not subject to withdrawal or redemption by the partners. However, under U.S. federal tax regulation, the
Company withholds income tax on behalf of its partners. Such withholding amounted to $1.617 million and $1.925 million for the six fiscal months ended May 26, 1995 and May 31, 1996, respectively. The distribution for the six fiscal months ended May 26, 1995 was accrued as a distribution to partners and included in Other liabilities and accrued expenses in the balance sheet. Other than such withholding, all net income during the three and six month periods ending May 26, 1995 and May 31, 1996, respectively, was retained in partners' capital. The Company anticipates that it will make distributions to partners of up to 100% of its earnings in the future.

     At May 31, 1996, the Company had $129.0 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

Important Factors Regarding Forward-Looking Statements

     The Company has made in this Quarterly Report on Form 10-Q and anticipates that it will make in future filings with the Securities and Exchange Commission, in press releases and otherwise, written and oral forward-looking statements. Any statement concerning the Company's expectations, beliefs, or intentions about future conditions or events should be considered to be forward-looking and should be understood to be subject to the factors discussed below, among others, which may cause actual results for the Company to differ materially from those anticipated by such forward-looking statements.

     The Company's expectation that it will not be subject to market risk, that it will receive an equal or greater payment or delivery with respect to any payment or delivery obligation it incurs, and that it will have scheduled cash sources that are available on or before the required payment of an obligation is dependent upon the absence of counterparty default. While the Company has procedures in place to monitor the credit quality of its counterparties, the credit quality of a counterparty may be affected by economic, political and other events beyond the Company's control. Defaults by counterparties with large obligations to the Company could materially and adversely affect the Company's results of operations and financial condition.

     Group indirectly controls the Company and all of its business activities. Group has several affiliates that compete with the Company for Derivative Transactions and has its own credit policies for counterparties. No assurance can be given that Group will not allocate transactions to its other affiliates or will permit the business of the Company to continue to expand.

     The Company expects routinely to enter into transactions with GSCM and other affiliates of Group. The obligations of GSCM will be guaranteed by Group and the obligations of other Group affiliates may also be guaranteed by Group. The Company may, therefore, have a significant credit exposure to Group in the future. If the Company has a material exposure to Group, a default by Group would have a material and adverse effect on the Company.

     In certain circumstances the Company anticipates that it would attempt to enter into Derivative Transactions to replace a defaulted transaction or to reduce the risk of default. Failure to replace a defaulted Derivative Transaction or the inability to enter into a Derivative Transaction to reduce the risk of default could prevent the Company from eliminating the market or credit risk with respect to one or more other Derivative Transactions. The Company's ability to enter into replacement Derivative Transactions or other risk reducing Derivative Transactions will be limited by the availability of appropriate counterparties willing to enter into suitable Derivative Transactions. No assurance can be given that the Company will be able to enter into replacement or risk reducing Derivative Transactions.

     The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions and the solicitation of new business. The failure of the relevant Group affiliate to perform those functions could prevent the Company from continuing to expand its business.

     While the Company believes that in the case of credit exposures calculated on a "net basis" (i.e., adding the positive and negative values) or net of collateral that it has in place an enforceable netting agreement or an enforceable security interest, no assurance can be given that a court under all circumstances would enforce the netting agreement or recognize the validity of the security interest.

     The Company's financial programs and counterparty credit risk have been rated in the highest categories by S&P and Fitch (the "Rating Agencies"). A change in the Company's ratings would materially adversely impact its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by any of the Rating Agencies, based upon factors selected solely by the Rating Agencies.

PART II: OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS


    No litigation was commenced against the Company through May 31, 1996.



Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    None.



Item 6:  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:
              (not applicable)


         (b)  Reports on Form 8-K:
              (not applicable)

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GS FINANCIAL PRODUCTS U.S., L.P.
                              acting by its general partner,
                              GS Financial Products US Co.



     Date: July 15, 1996      By:            /s/     Greg Swart

                              __________________________________________

                                                Greg Swart
                                President, Principal Financial Officer
                                   and Principal Accounting Officer

                              For and on behalf of GS Financial Products
                              Co., managing general partner of GS Financial Products U.S., L.P.

                           INDEX TO EXHIBITS

Exhibits

None.