Form 10-Q/A
period 1996-05-01
GS FINANCIAL PRODUCTS US LP
filed 1996-09-06
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C. 20549

				     _________


				FORM 10-Q/A No. 1



	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
	 Exchange Act of 1934 for the quarterly period ended May 31, 1996


		       Commission File Number: 000-25178



			GS Financial Products U.S., L.P.
	    (Exact name of registrant as specified in its charter)




	Cayman Islands				52-1919759
   (State or other jurisdiction	of	     (I.R.S. employer
    incorporation or organization)            identification no.)





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


            Yes __X__                        No _____

GS FINANCIAL PRODUCTS U.S., L.P.

Form 10-Q/A No. 1



PART II: OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K ..............................3


Signature ..............................................................4

PART II: OTHER INFORMATION



Item 6:  EXHIBITS AND REPORTS ON FORM 8-K



	(a)	Exhibits:

		27.  Financial Data Schedule



	(b)	Reports on Form 8-K:

		(not applicable)

                               SIGNATURE




	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				GS FINANCIAL PRODUCTS U.S., L.P.
				acting by its general partner, GS Financial
				Products US Co.




   Date: September 5, 1996  By:		/s/     Greg Swart

				-----------------------------------

					Greg Swart
				President, Principal Financial Officer
				and Principal Accounting Officer

				For and on behalf of GS Financial Products
				Co., managing general partner of
				GS Financial Products U.S., L.P.

INDEX TO EXHIBITS



Exhibits


27.  Financial Data Schedule