Form 10-Q
period 1996-02-23
GS FINANCIAL PRODUCTS US LP
filed 1996-10-17
CIK 914720

SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D.C. 20549

				      _________


				      FORM 10-Q



	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 30, 1996



			Commission File Number: 000-25178



			GS Financial Products U.S., L.P.

		(Exact name of registrant as specified in its charter)




		Cayman Islands				52-1919759
	(State or other jurisdiction		     (I.R.S. employer
	of incorporation or organization)	     identification no.)



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


    Condensed Statements of Income for the Three Fiscal Months and
    the Nine Fiscal Months ended August 25, 1995 and August 30, 1996......3


    Condensed Balance Sheets as of November 24, 1995 and
    August 30, 1996.......................................................4


    Condensed Statement of Changes in Partners' Capital for the Nine
    Fiscal Months ended August 30, 1996...................................5


    Condensed Statements of Cash Flows for the Nine Fiscal Months ended
    August 25, 1995 and August 30, 1996...................................6


    Notes to the Condensed Financial Statements...........................7



Item 2: Management's Discussion and Analysis of Financial Condition
	and Results of Operations........................................13


	Liquidity and Capital Resources..................................16



PART II: OTHER INFORMATION


Item 1:	 Legal Proceedings...............................................22



Item 4:	 Submission of Matters to a Vote of Security Holders.............22



Item 6:	 Exhibits and Reports on Form 8-K................................22



Signature................................................................23



PART I: FINANCIAL INFORMATION



			GS FINANCIAL PRODUCTS U.S., L.P.

			Condensed Statements of Income
			  (U.S. dollars in thousands)
				(Unaudited)
				__________



				For the Three		   For the Nine
			     Fiscal Months Ended	Fiscal Months Ended
			Aug.25, 1995  Aug.30, 1996   Aug.25, 1995  Aug.30, 1996
			------------  ------------   ------------  ------------

Revenues:
  Intermediation profit	     $3,699	   $2,640	  $6,269	$7,017
  Interest		      1,299	    1,771	   3,918	 5,484
  Equity in earnings
    (loss) of affiliate		 (8)		8	       1	    (3)
	Total revenues	      4,990	    4,419	  10,188	12,498

Interest expense		 79	      851	     233	 2,043
    Revenues, net of
      interest expense	      4,911	    3,568	   9,955	10,455

Expenses:
	Operating		152	      164	     751	   654

Income before taxes	      4,759	    3,404	   9,204	 9,801
Income taxes			190	      140	     368	   392
			------------  ------------   ------------  ------------
	Net Income	     $4,569	   $3,264	  $8,836	$9,409









GS FINANCIAL PRODUCTS U.S., L.P.



			GS FINANCIAL PRODUCTS U.S., L.P.

			   Condensed Balance Sheets
			  (U.S. dollars in thousands)
				(Unaudited)
				__________


						     Nov.24, 1995  Aug.30, 1996
						     ------------  ------------

Assets:
  Cash and cash equivalents				$168,692      $178,791
  Short-term investments				  24,690	     0
  Financial instruments owned, at fair value:
    Derivative transactions				 230,326       206,931

  Investment in affiliates				   1,127	 1,008
  Other assets						     217	   273
						     ------------  ------------
      Total assets					$425,052      $387,003



Liabilities and Partners' Capital:
  Financial instruments issued, at fair value:
    Derivative transactions
      Affiliates					$153,638       $58,422
      Non-affiliates					  98,720	77,639
  Long-term borrowings					  40,000       113,000

  Other liabilities and accrued expenses		   7,889	 6,934
						     ------------  ------------
      Total liabilities					 300,247       255,995


  Commitments and contingencies

  Partners' capital:
    Limited partners					 124,172       130,344
    General partner					     633	   664
      Total partners' capital				 124,805       131,008
						     ------------  ------------
    Total liabilities and partners' capital		$425,052      $387,003



GS FINANCIAL PRODUCTS U.S., L.P.



			GS FINANCIAL PRODUCTS U.S., L.P.

		Condensed Statement of Changes in Partners' Capital
		  For the Nine Fiscal Months Ended August 30, 1996
			  (U.S. dollars in thousands)
				(Unaudited)
				__________


					   General	 Limited	  Total
					 Partners'     Partners'      Partners'
					   Capital	 Capital	Capital
				      ------------  ------------   ------------

Balance, November 24, 1995		     $633      $124,172	      $124,805

Net Income				       47	  9,362		 9,409

Translation adjustment			       (1)	   (115)	  (116)

Distribution to partners		      (15)	 (3,075)	(3,090)

				      ------------  ------------   ------------
Balance, August 30, 1996		     $664      $130,344	      $131,008





GS FINANCIAL PRODUCTS U.S., L.P.

			GS FINANCIAL PRODUCTS U.S., L.P.

			Condensed Statements of Cash Flows
			   (U.S. dollars in thousands)
				  (Unaudited)
				  __________


					       For the Nine Fiscal Months Ended
						     Aug.25, 1995  Aug.30, 1996
						     ------------  ------------

Cash flows from operating activities:
  Net income						  $8,836	$9,409
  Equity in (earnings) loss of affiliate		      (1)	     3

Decreases (Increases) in operating assets:
  Short-term investments				       0	24,690
  Financial instruments owned, at fair value:
    Derivative transactions				  55,127	23,395
  Other assets						    (341)	   (56)

(Decreases) Increases in operating liabilities:
  Financial instruments issued, at fair value:
    Derivative transactions
      Affiliates					 (49,725)      (95,216)
      Non-affiliates					  37,613       (21,081)
  Other liabilities and accrued expenses		   1,122	(2,120)
						     ------------  ------------
Net cash provided by (used in)
  operating activities					  52,631       (60,976)


Cash flows from financing activities:
  Issuance of long term borrowings			       0	73,000
  Distribution to partners				       0	(1,925)

Net cash provided by financing activities		       0	71,075
Net increase in cash and cash equivalents		  52,631	10,099

Cash and cash equivalents, beginning of period		  78,256       168,692
						     ------------  ------------
Cash and cash equivalents, end of period		$130,887      $178,791


Supplemental disclosure of cash flow information:
  Interest paid						    $228	    $0
  Income taxes paid					      $0	  $657


GS FINANCIAL PRODUCTS U.S., L.P.

			Notes to Condensed Financial Statements
				    (Unaudited)
				     _________


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

    The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal years ended November 25, 1994 and November 24, 1995, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 24, 1995. Results for the nine fiscal months are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

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


GS FINANCIAL PRODUCTS U.S., L.P.

			Notes to Condensed Financial Statements
				    (Unaudited)
				     _________

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

    Financial instruments are recorded at their estimated fair value. Consequently, changes in the amounts recorded in the balance sheet resulting from changed market values are included currently in income as intermediation profit. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $2.3 million and $4.6 million for the three fiscal and nine fiscal months ended August 25, 1995, respectively, and $1.6 million and $4.5 million for the three fiscal and nine fiscal months ended August 30, 1996, respectively.

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


GS FINANCIAL PRODUCTS U.S., L.P.

			Notes to Condensed Financial Statements
				    (Unaudited)
				     _________

    Cash equivalents are short-term, highly liquid investments including time deposits at banks with original maturities of three months or less. Short-term investments include time deposits at banks with original maturities of one year or less and are carried at cost plus accrued interest, which approximates market value.

    Certain prior year amounts have been reclassified to conform with the August 30, 1996 presentation.


2.	Financial Instruments:

    Financial instruments owned and issued represent Derivative Transactions with net positive values and net negative values, respectively. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. Financial instruments owned are principally obligations of major international financial institutions, primarily banks, which are rated in the single-A category or better by major internationally recognized rating agencies.

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
exchange rates.


GS FINANCIAL PRODUCTS U.S., L.P.

			Notes to Condensed Financial Statements
				    (Unaudited)
				     _________


    The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such financial instruments, net of collateral. As of November 24, 1995 and August 30, 1996, the Company's aggregate credit exposure consisting solely from financial instruments was approximately $214 million and approximately $197 million, respectively.

    At November 24, 1995, the Company had credit exposure exceeding 10% of its total assets to one counterparty, which represented 16% of total
assets.	 This counterparty had a rating of single A or better from at least one internationally recognized credit rating agency.  At August
30, 1996, the Company had credit exposure net of collateral exceeding
10% of its total assets to five counterparties, which represented 57% of total assets. Each of the counterparties had a rating of single-A or better from at least one internationally recognized credit rating agency.

    The Company limits its credit risk by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The
Company has obtained collateral of approximately $12 million and pledged collateral of approximately $7 million related to Derivative Transactions as of August 30, 1996.

    The Company also limits its credit risk by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 6).

    A summary of the notional or contractual amounts ($ in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.


GS FINANCIAL PRODUCTS U.S., L.P.

		Notes to Condensed Financial Statements, continued
				    (Unaudited)
				     _________

						     Nov.24, 1995  Aug.30, 1996
						     ------------  ------------
Non-affiliates
  Interest rate swap agreements				  $7,240	$6,699
  Options written					   1,423	 2,187
  Options purchased					   1,453	 1,800
  Currency and other swap agreements			     384	   590
  Foreign currency forwards				     230	   358

Affiliates
  Interest rate swap agreements				  $9,808	$9,601
  Options written					   1,452	 1,771
  Options purchased					   2,084	 2,876
  Currency and other swap agreements			   1,259	 1,004
  Foreign currency forwards				     230	   358

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

    As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as
intermediation profit.	The fair values of Derivative Transactions owned or
issued as of November 24, 1995 and August 30, 1996 and the average monthly fair values of such instruments for the fiscal year ended November 24, 1995 and the nine fiscal months ended August 30, 1996, computed in accordance with the Company's netting policy, are as follows:

($ in millions)		   As of November 24, 1995	  As of August 30, 1996
			--------------------------   --------------------------
			      Assets   Liabilities	   Assets   Liabilities
			------------  ------------   ------------  ------------
Derivative Transactions
  Non-affiliates	     $230.3	   $ 98.7	  $206.9	 $77.6
  Affiliates			0.0	    153.6	     0.0	  58.4

		Average Monthly Fair Value for Fiscal Periods
			(dollar amounts in millions)

			Twelve fiscal months ended     Nine fiscal months ended
			   As of November 24, 1995	  As of August 30, 1996
			--------------------------   --------------------------
			      Assets   Liabilities	   Assets   Liabilities
			------------  ------------   ------------  ------------
Derivative Transactions
			------------  ------------   ------------  ------------
  Non-affiliates	    $ 212.9	   $ 73.0	  $217.9	 $98.1
  Affiliates			0.0	    124.8	     2.1	  88.0


GS FINANCIAL PRODUCTS U.S., L.P.

		Notes to Condensed Financial Statements, continued
				    (Unaudited)
				     _________

3.	Related Party Transactions:

    During the nine fiscal month period ended August 30, 1996, the Company purchased third party interest rate swaps and options from an affiliate at fair value and hedged these purchases with Derivative Transactions issued to affiliates. Intermediation profit related to these transactions during this period was $473 thousand. No such transactions were entered into during the three and nine fiscal month periods ended August 25, 1995.

    In the ordinary course of business, the Company enters into hedging transactions with affiliates. At August 30, 1996, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

    In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged.

    The Company also obtains brokerage and custodial services from affiliates. Approximately $48 thousand and $150 thousand was charged for such services during the three fiscal months and nine fiscal months ended August 25, 1995, respectively, and $45 thousand and $129 thousand was charged for the three fiscal months and nine fiscal months ended August 30, 1996, respectively.

4.	Investment in Affiliates:

    The Company owns an approximate 1% general and limited partnership
interest in GS Financial Products International, L.P. ("FPI").	The
Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

    FPI is engaged in a business similar to that of the Company. As of August 30, 1996, its assets consist principally of Japanese equity and equity linked securities. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of August 30, 1996, FPI's long-term debt securities were rated Aaa/AAA/AAA
by Moody's Investors Service, Inc. ("Moody's"), S&P and	 Fitch,
respectively.

    FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

Selected financial data for FPI ($ in millions):
						     Nov.24, 1995  Aug.30, 1996
						     ------------  ------------
Total assets						    $516	  $534
Total liabilities					     406	   433
Partners' capital					     110	   101


GS FINANCIAL PRODUCTS U.S., L.P.

		Notes to Condensed Financial Statements, continued
				    (Unaudited)
				     _________

5.	Long-term Borrowings:
						     Nov.24, 1995  Aug.30, 1996
						     ------------  ------------
Nikkei indexed notes due December 22, 2000		 $40,000       $40,000
S&P enhanced stock index growth notes due
   August 9, 2002					       -	73,000
						     ------------  ------------
							 $40,000      $113,000

    The Company has entered into derivative transactions with an affiliate to
effectively convert its obligations under both notes into U.S.	dollar-based
floating interest rate costs. Including the impact of derivative transactions, the weighted average interest rate for long term borrowings was 5.89% as of November 24, 1995 and 5.46% as of August 30, 1996.

    The gains and losses on the related derivative transactions are deferred and the periodic receipts and payments associated are recognized as adjustments to interest expense and are accrued over the life of the notes.

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
and government agency securities with maturities of less than one year, and are carried at cost plus accrued interest, which approximates fair value. The Corporate General Partner had assets and equity of $11.9 million as of November 24, 1995 and $12.1 million as of August 30, 1996.

7.	Income Taxes:

    The Company is not subject to U.S. federal income taxes. In accordance with U.S. federal tax regulations, the Company withholds income tax on behalf of its partners. These payments are made on behalf of the Company by a
related party.	For the nine months ended August 30, 1996 the related party
remitted $3.090 million, $1.925 million of which the Company has paid to the related party and $1.165 which is included in other liabilities and accrued expenses. For the fiscal year ended 1995 remittances by the related party amounted to $4.486 million, the entire amount of which was included in other liabilities and accrued expenses.

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the three and nine fiscal month periods ended August 25, 1995 and August 30, 1996, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.


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

    At August 30, 1996, the Company had entered into or guaranteed $23.8 billion notional amount of interest rate swaps and options, $3.3 billion notional amount of currency options, forwards and swaps and $0.1 billion notional amount of other swaps and options with a total of 77 counterparties.

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

    Through August 30, 1996, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The
Company has entered into or guaranteed	$15.6 billion notional amount
of Derivative Transactions with affiliates principally to hedge
exposures on third party transactions.	In general, the notional amount
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

    Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of The Goldman Sachs Group, L.P. ("Group") which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of August 30, 1996, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

    Changes in interest rates will change the present value of any future cash flows to which the Company is entitled. Therefore, the Company may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of August 30, 1996 of the Company's portfolio to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth at that date by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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

Three Fiscal Months Ended August 30, 1996 Versus Three Fiscal Months Ended August 25, 1995

    For the three fiscal months ended August 30, 1996, the Company reported revenues net of interest expense of $3.6 million, consisting principally of intermediation profits of $2.6 million and net interest
income of $0.9 million.	 During the period, the Company entered into or
guaranteed 101 Derivative Transactions with non-affiliates, and 105 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $4.0 billion, which resulted in initial intermediation profits of $1.6 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). The Company incurred interest expense of $851 thousand during the three fiscal months ended August 30, 1996.

    In comparison, the Company reported revenues net of interest expense of $4.9 million for the three fiscal months ended August 25, 1995, which consisted principally of intermediation profits of $3.7 million and net interest income of $1.2 million. During the period, the Company entered into or guaranteed 23 Derivative Transactions with non-affiliates and hedged these transactions with 33 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $12.0 billion, which resulted in initial
intermediation profits of $2.3 million.	 The remainder of
intermediation profit for the fiscal quarter reflected the beneficial impact of changes in interest rates during the period (including the impact of all hedges) and an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized.



    Interest income for the fiscal quarter ended August 30, 1996 was $1.8 million, 36% greater than the same fiscal period of the previous year, principally reflecting a larger average cash and cash equivalents balance. Total intermediation profit for the three month fiscal period ending August 30, 1996 decreased by $1.1 million, a 29% reduction compared to the same fiscal period of the previous year. Initial intermediation profit for the three fiscal months ended August 30, 1996 decreased by $0.7 million, or 30% from the three fiscal months ended August 25, 1995, principally reflecting a decrease in the notional value of Derivative Transactions entered into with non-affiliates. The remainder of intermediation profit for the three fiscal months ended August 30, 1996 decreased by $0.4 million or 29% due to a change in the present value of the expected surplus cash flows from the Company's portfolio due to a change in interest rates during the period.
Interest expense of $851 thousand for the three fiscal months ended August 30, 1996 increased significantly from the $79 thousand incurred in the same fiscal period in 1995. Interest expense for the fiscal quarter ended August 30, 1996 reflected interest on the Company's $40 million Nikkei 225 Indexed Notes due December 22, 2000, which were issued in October 1995, and interest on the Company's $73 million S&P enhanced stock index growth notes due August 9, 2002 which were issued
August 9, 1996.	 In comparison, interest expense for the fiscal quarter
ended August 25, 1995 reflected interest on the Company's $5 million Series A-1 Floating Rate Notes which were issued in October 1994 and matured in October 1995.

    Operating expenses for the three fiscal months ended August 30, 1996 was $164 thousand, compared to $152 thousand in the fiscal quarter
ended August 25, 1995.	Fees and expense reimbursement to Group
affiliates included within operating expenses were $45 thousand and $48 thousand for the fiscal quarters ended August 30, 1996 and August 25, 1995, respectively. Other operating expenses were $119 thousand and $104 thousand for the three fiscal month periods ended August 30, 1996 and August 25, 1995, respectively, and consisted principally of legal, accounting and rating agency fees. This resulted in net income for the quarter ended August 30, 1996 of $3.3 million.

Nine Fiscal Months Ended August 30, 1996 Versus Nine Fiscal Months Ended August 25, 1995

    For the nine fiscal months ended August 30, 1996, the Company reported revenues net of interest expense of $10.5 million, which consisted principally of intermediation profits of $7.0 million and net interest income of $3.4 million. During the period, the Company entered into or guaranteed 164 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value, and hedged these transactions with 187 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $11.8 billion, which resulted in initial
intermediation profits of $4.5 million.	 The remainder of
intermediation profit for this period resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). The Company incurred interest expense of $2.0 million during the nine fiscal months ended August 30, 1996.



    For the nine fiscal months ended August 25, 1995, the Company reported revenues net of interest expense of $10.0 million, which consisted principally of intermediation profits of $6.3 million and net interest
income of $3.7 million.	 During the period, the Company entered into or
guaranteed 63 Derivative Transactions with non-affiliates and hedged these transactions with 73 Derivative Transactions with affiliates.
The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $17.6 billion, which resulted in initial intermediation profits of $4.6 million. The remainder of intermediation profit for this period resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized, which was partly offset by the adverse effect of changes in interest rates during the period (including the impact of all hedges). Interest expense for the nine fiscal months ended August 25, 1995 was $0.2 million.

    Interest income for the nine fiscal months ended August 30, 1996 increased to $5.5 million compared to $3.9 million during the same period of the preceding year, as a result of larger average balances of cash and cash equivalents. Total intermediation profit for the nine fiscal month period ending August 30, 1996 was approximately $0.7 million or 12% more than the same fiscal period of the preceding year. Initial intermediation profit decreased $0.1 million or 2% when compared to the same fiscal period of the preceding year. Other intermediation profit increased $0.8 million or 47% when compared to the same fiscal period in 1995 principally reflecting the beneficial effect of interest rate changes on the Company's portfolio during the
1996 fiscal period.   Interest expense of $2.0 million for the nine
fiscal months ended August 30, 1996 increased significantly from the $0.2 million incurred in the same fiscal period in 1995. Interest expense for the nine fiscal months ended August 30, 1996 reflected interest on the Company's $40 million principal amount of Nikkei 225 Indexed Notes due December 22, 2000, which were issued in October 1995, and interest on the Company's $73 million S&P enhanced stock index growth notes due August 9, 2002 which were issued August 9, 1996. In comparison, interest expense for the nine fiscal months ending August 25, 1995 reflected interest on the Company's $5 million Series A-1 Floating Rate Notes which were issued in October 1994 and matured in October 1995.

    Operating expenses for the nine fiscal months ended August 30, 1996 were $654 thousand, compared to $751 thousand during the same period in 1995. Fees and expense reimbursement to Group affiliates included within operating expenses were $129 thousand and $150 thousand for the nine fiscal months ended August 30, 1996 and August 25, 1995, respectively. Other operating expenses were $525 thousand and $601 thousand for the nine fiscal months ended August 30, 1996 and August 25, 1995, respectively, and consisted principally of legal, accounting and rating agency fees.



    Net income for the nine fiscal months ended August 30, 1996 was $9.4 million compared to $8.8 for the nine fiscal months ended August 30, 1995. Cash used in operating activities during the nine fiscal months ended August 30, 1996 was $61.0 million, which principally reflected payments on financial instruments issued exceeding receipts on financial instruments owned. In comparison, for the nine fiscal months ended August 25, 1995, cash provided by operating activities was $52.6 million and principally reflected receipts on financial instruments
owned exceeding payments made on financial instruments issued.	Cash
provided by financing activities during the nine fiscal months ended August 30, 1996 was $71.1 million, which principally reflected the
issuance of additional long term debt.	For the nine fiscal months
ended August 30, 1995 no cash was provided by financing activities.

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

    The composition, at November 25, 1994, November 24, 1995 and August 30, 1996, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal financial instruments owned principally because credit exposures include short-term investments, cash and cash equivalents and exclude certain financial instruments where the Company believes that it does not have credit risk -- e.g., financial instruments owned in respect of which collateral has been received to the extent of the value of the collateral received.) At November 25, 1994, November 24, 1995 and August 30, 1996, the Company's counterparties consisted largely of banks located in Europe, North America and the Far East, as well as affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.


		Current Credit Exposure - By S&P Rating of Obligor:
			(dollar amounts in millions)


				  Nov.25, 1994	  Nov.24, 1995	  Aug.30, 1996
				--------------	--------------	--------------
S&P Rating:			__$___ Percent	__$___ Percent	__$___ Percent

AAA				 $94.2	 35.9%	$119.3	 29.3%	$137.5	 36.7%
AA+				   0.0	  0.0	   9.4	  2.3	  10.6	  2.8
AA				  70.5	 26.8	  37.3	  9.2	  49.7	 13.2
AA-				   8.9	  3.4	  89.7	 22.0	  11.0	  2.9
A+				  56.6	 21.6	 117.1	 28.8	  61.0	 16.2
A				  31.9	 12.1	  32.3	  7.9	  47.7	 12.7
A-				   0.0	  0.0	   2.1	  0.5	  58.4	 15.5
BBB				   0.5	  0.2	   0.0	  0.0	   0.0	  0.0
				------ -------	------ -------	------ -------
  Total				$262.6	100.0%	$407.2	100.0%	$375.9	100.0%




	    Current Credit Exposure - By Country of Obligor's Headquarters:
			(dollar amounts in millions)


				  Nov.25, 1994	  Nov.24, 1995	  Aug.30, 1996
				--------------	--------------	--------------
Country:			__$___ Percent	__$___ Percent	__$___ Percent

U.S.				$138.0	 52.6%	$117.5	 28.8%	$145.1	 38.7%
Japan				  15.5	  5.9	 102.2	 25.1	  75.5	 20.1
France				  30.1	 11.5	  65.6	 16.1	  64.6	 17.2
Switzerland			  19.0	  7.2	  43.0	 10.6	  51.5	 13.7
Netherlands			  27.7	 10.5	  34.2	  8.4	  28.5	  7.6
U.K.				  22.5	  8.6	   2.6	  0.6	   3.2	  0.8
Germany				   0.0	  0.0	  34.1	  8.4	   2.7	  0.7
Other				   9.8	  3.7	   8.0	  2.0	   4.8	  1.2
				------ -------	------ -------	------ -------
  Total				$262.6	100.0%	$407.2	100.0%	$375.9	100.0%


		Current Credit Exposure - By Obligor Industry:
			(dollar amounts in millions)

				  Nov.25, 1994	  Nov.24, 1995	  Aug.30, 1996
				--------------	--------------	--------------
Industry:			__$___ Percent	__$___ Percent	__$___ Percent

Banks				$203.5	 77.5%	$349.7	 85.8%	$321.0	 85.4%
Industrials			  21.6	  8.2	  29.6	  7.3	  19.8	  5.3
Financials			  31.5	 12.0	  20.3	  5.0	  29.0	  7.7
Government Agencies		   6.0	  2.3	   7.6	  1.9	   6.1	  1.6
				------ -------	------ -------	------ -------
  Total				$262.6	100.0%	$407.2	100.0%	$375.9	100.0%


    The Company has entered into and expects to continue to enter into transactions frequently with FPI or Goldman Sachs Capital Markets, L.P. ("GSCM", obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.)
At August 30, 1996, the Company had no credit exposure to either FPI or GSCM as a result of these transactions since it did not have a positive estimated replacement cost for its position with either counterparty. Since the Company had no net credit exposure to Group or its affiliates at August 30, 1996, the Company does not believe that financial information with respect to Group is material to investors in the Company's securities.


    The Company anticipates that its credit exposures may be highly concentrated since financial instruments owned and short term investments may be issued by a limited number of counterparties. At August 30, 1996, the Company had credit exposure net of collateral exceeding 10% of its total assets to the Bank National Paribas, the Union Bank of Switzerland, the Republic National Bank, Morgan Guaranty Trust Co. of New York and Sumitomo Bank. The Company would incur a large loss if any or all of these entities were to default. However, the Bank National Paribas, the Union Bank of Switzerland, the Republic National Bank, Morgan Guaranty Trust Co. of New York and Sumitomo Bank were rated A+, AAA, AA, AAA and A, respectively, by S&P at August 30, 1996, and the Company currently does not anticipate any loss as a result of these exposures. Additionally, the Company currently does not consider its credit exposure to any counterparty excessive since none of such exposures exceeded the Company's net worth.

    As of August 30, 1996, the Company was a party to Derivative Transactions with a notional amount of $27.2 billion. Of these, $4.9 billion notional amount represented Derivative Transactions which could
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

	Notional Amount of Derivative Transactions with Potential Credit
			   Exposure - By Maturity:
			(dollar amounts in millions)

				  Nov.25, 1994	  Nov.24, 1995	  Aug.30, 1996
				--------------	--------------	--------------
				__$___ Percent	__$___ Percent	__$___ Percent

1994-1996			$5,201	 29.7%	$3,402	 15.2%	$1,525	  6.8%
1997-1999			 7,605	 43.4	10,544	 47.2	11,633	 51.2
2000-2003			 2,575	 14.7	 4,469	 20.0	 4,704	 22.1
2004-2005			 1,808	 10.3	 3,283	 14.7	 2,582	 11.6
2006-2021			   334	  1.9	   637	  2.9	 1,855	  8.3
				------ -------	------ -------	------ -------
  Total			       $17,523	100.0% $22,335	100.0% $22,299	100.0%



	Notional Amount of Derivative Transactions With Potential Credit
		    Exposure - By Credit Quality of Obligor:
			(dollar amounts in millions)

				  Nov.25, 1994	  Nov.24, 1995	  Aug.30, 1996
				--------------	--------------	--------------
S&P Rating:			__$___ Percent	__$___ Percent	__$___ Percent

   AAA				$2,144	 12.2%	$2,571	 11.5%	$2,358	 10.6%
   AA+				     0	  0.0	   500	  2.2	   785	  3.5
   AA				 1,351a	  7.7	   685a	  3.1	   751a	  3.4
   AA-				 1,354	  7.7	 1,254	  5.6	 1,162	  5.2
   A+				 1,622a	  9.3	 1,482	  6.6	   336	  1.5
   A				   535	  3.0	 1,301	  5.8	 1,501	  6.7
   A-				     0	  0.0	    99	  0.4	 1,127	  5.1
   Below A-			   150	  0.9	   200a	  0.9	   440a	  1.9
Affiliates			10,367	 59.2	14,243	 63.9	13,839	 62.1
				------ -------	------ -------	------ -------
  Total			       $17,523	100.0% $22,335	100.0% $22,299	100.0%


 (a) Includes Derivative Transactions which were collateralized in part. See footnote 2 to the unaudited condensed financial statements.


    Notional Amount of Derivative Transactions With Potential Credit Exposure
			- By Principal Underlying Index Type:
			   (dollar amounts in millions)

				  Nov.25, 1994	  Nov.24, 1995	  Aug.30, 1996
				--------------	--------------	--------------
				__$___ Percent	__$___ Percent	__$___ Percent

Interest rate		       $16,982	 96.9% $19,792	 88.6% $19,698	 88.3%
Currency			   502	  2.9	 1,826	  8.2	 2,511	 11.3
Other				    39	  0.2	   717	  3.2	    90	  0.4
				------ -------	------ -------	------ -------
  Total			       $17,523	100.0% $22,335	100.0% $22,299	100.0%

    The notional amount of currencies, expressed in U.S. dollars at August 30, 1996, to be exchanged under currency options and currency swaps outstanding at August 30, 1996 were U.S. dollars ($1,414 million), Dutch guilders (approximately $391 million), Deutsche marks
(approximately $223 million), Japanese yen (approximately $179 million), British pounds (approximately $113 million), Italian lire (approximately $86 million), French francs (approximately $55 million), Canadian dollars (approximately $24 million), European Currency units (approximately $9 million), Swedish krona (approximately $9 million) and Swiss francs (approximately $8 million).

    The fair values of Derivative Transactions owned or issued as of November 24, 1995 and August 30, 1996 and the average monthly fair values of such instruments for the fiscal year ended November 24, 1995 and the fiscal nine months ended August 30, 1996, computed in accordance with the Company's netting policy, are as follows:



($ in millions)		   As of November 24, 1995	  As of August 30, 1996
			--------------------------   --------------------------
			      Assets   Liabilities	   Assets   Liabilities
			------------  ------------   ------------  ------------
Derivative Transactions
  Non-affiliates	      $230.3	    $ 98.7	   $206.9	  $77.6
  Affiliates			 0.0	     153.6	      0.0	   58.4


		Average Monthly Fair Value for Fiscal Periods
			(dollar amounts in millions)

			Twelve fiscal months ended     Nine fiscal months ended
				 November 24, 1995		August 30, 1996
			--------------------------   --------------------------
			      Assets   Liabilities	   Assets   Liabilities
			------------  ------------   ------------  ------------
Derivative Transactions
  Non-affiliates	     $ 212.9	    $ 73.0	  $ 217.9	 $ 98.1
  Affiliates			 0.0	     124.8	      2.1	   88.0

    The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At August 30, 1996, FPI had total liabilities of $433 million. At August 30, 1996, the long-term debt securities of FPI were rated Aaa/AAA/AAA by Moody's, S&P and Fitch, respectively.

    At August 30, 1996, the Company had $178.8 million of cash and cash
equivalents available to meet its payment obligations.	The Company
believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its operating requirements.

    The Company intends to expand its portfolio by purchasing new
Derivative Transactions, principally from affiliates of Group.	The
Company has an effective registration statement covering $500 million of Medium-Term Notes that are being offered on a continuous basis. As at August 30, 1996 the Company had utilized $73 million of the registration. The Company anticipates issuing additional Medium-Term Notes or otherwise incurring debt in order to acquire new Derivative Transactions. As a result, the Company anticipates that its leverage
will increase.	The Company's activities are likely to include
purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.


    Partners' capital is not subject to withdrawal or redemption by the partners. However, under U.S. federal tax regulation, the Company
withholds income tax on behalf of its partners.	 Such withholding
amounted to $1.617 million and $3.090 million for the nine fiscal
months ended August 25, 1995 and August 30, 1996, respectively.	 The
distribution for the nine fiscal months ended August 25, 1995 was accrued as a distribution to partners and included in Other liabilities and accrued expenses in the balance sheet.  The distribution for the nine fiscal months ended August 30, 1996 includes $1.925 million remitted to a related party which makes payments on behalf of the Company and $1.165 million included in Other liabilities and accrued expenses in the
balance sheet.	These amounts were accounted for as a distribution to
partners. Other than such withholding, all net income during the three and nine month periods ending August 25, 1995 and August 30, 1996, respectively, was retained in partners' capital. The Company anticipates that it will make distributions to partners of up to 100% of its earnings in the future.

    At August 30, 1996, the Company had $131.0 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

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




PART II: OTHER INFORMATION



Item 1:	 LEGAL PROCEEDINGS



No litigation was commenced against the Company through August 30, 1996.




Item 4:	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



None.




Item 6:	 EXHIBITS AND REPORTS ON FORM 8-K



	(a)	Exhibits:

		12.1	Ratio of Earnings to Fixed Charges

		27	Financial Data Schedule



	(b)	Reports on Form 8-K:

		(not applicable)






				SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				GS FINANCIAL PRODUCTS U.S., L.P.
				acting by its general partner, GS Financial
				Products US Co.



    Date: October 15, 1996   By:	/s/	Greg Swart
				---------------------------------------------
					Greg Swart
				President, Principal Financial Officer
				and Principal Accounting Officer

				For and on behalf of GS Financial Products US Co., managing general partner of GS Financial Products U.S., L.P.



INDEX TO EXHIBITS



Exhibits


	12.1	Ratio of Earnings to Fixed Charges


	27	Financial Data Schedule