Form 10-K
period 1996-11-29
GS FINANCIAL PRODUCTS US LP
filed 1997-02-27
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   for the fiscal year ended November 29, 1996

                        Commission File Number: 000-25178

                        GS Financial Products U.S., L.P.
             (Exact name of registrant as specified in its charter)


             Cayman                                52-1919759
    (State or other jurisdiction               (I.R.S. employer
     incorporation or organization)            identification no.)



                                  P.O. Box 896
                       Harbour Centre, North Church Street
                          Grand Cayman, Cayman Islands
                               British West Indies
                    (Address of principal executive offices)

                                 (809) 945-1326
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:          Name of each exchange on which registered:
       --------------------          ------------------------------------------
   Nikkei 225 Indexed Notes due          American Stock Exchange
       December 22, 2000
S&P Enhanced Stock Index Growth          New York Stock Exchange
   Notes due August 9, 2002

           Securities registered pursuant to Section 12(g) of the Act:

                          Limited partnership interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: Not Applicable

                        GS FINANCIAL PRODUCTS U.S., L.P.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended November 29, 1996


Form 10-K Item Number:

                                                                        Page No.
                                                                        --------

PART I
------

Item 1:   Business............................................................3

Item 2:   Properties.........................................................17

Item 3:   Legal Proceedings..................................................17

Item 4:   Submission of Matters to a Vote of Security-Holders................17

PART II
-------

Item 5:   Market for the Company's Common Equity and
           Related Stockholder Matters.......................................18

Item 6:   Selected Financial Data............................................18

Item 7:    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................19

Item 8:    Financial Statements and Supplementary Data.......................27

Item 9:    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure...........................27

PART III
--------

Item 10:   Directors and Executive Officers of the Registrant................28

Item 11:   Executive Compensation............................................29

Item 12:   Security Ownership of Certain Beneficial Owners and
            Management.......................................................30

Item 13:   Certain Relationships and Related Transactions....................31

PART IV
-------

Item 14:   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.........................................................34

Index to Financial Statements of the Company................................F-1

Signatures.................................................................F-13

Exhibit Index

                                     PART I

ITEM 1:  BUSINESS

General
-------

         GS Financial Products U.S., L.P. (the "Company") was formed as a Cayman Islands exempted limited partnership on February 5, 1992. All the partnership interests in the Company are owned by subsidiaries of The Goldman Sachs Group, L.P. ("Group"). The Company currently owns a portfolio consisting principally of $30.5 billion notional amount of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies.

         The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures or the purchase of the underlying instruments subject to the transactions, such as foreign currencies, physical commodities and securities.

         The Company observes limits on its activities in order to avoid becoming subject to regulation in one or more countries in which it does business. As discussed under "Regulation" below, the principal limitation on the Company's business is that it will generally only transact business in instruments which, in its opinion, do not constitute "securities" under the United States federal securities laws. However, the Company may engage in transactions in securities to the extent that the Company does not believe that such transactions are of a magnitude or of a nature that will cause the Company to become subject to regulation. Currently, there are no regulations which materially restrict the ability of the Company to effect transactions in commodities or futures contracts or options on futures contracts.

Hedging of Derivative Transactions
----------------------------------

         Because of the nature of its business, the Company does not intend to incur any payment or delivery obligation unless it is entitled to receive an equal or greater payment or delivery from one or more third parties (which may be affiliates of Group). In general, the Company refers to transactions where all of the payment obligations or delivery obligations can be met from cash flows or delivery obligations from one or more other transactions in its portfolio as being "hedged", and as not having "market risk". It is important to note in this regard that the Company hedges its cash flow on a portfolio basis, not a transaction by transaction basis. Accordingly, a particular payment or delivery obligation under a transaction may not be offset by a single corresponding transaction.

         Hedging is a strategy by which the Company seeks to eliminate market risk. Obligations incurred by the Company may be hedged in several ways. For example, if the Company enters into a contract requiring it to make a payment to a counterparty based on an index, the Company may enter into one or more contracts that require one or more other counterparties, which may be affiliates of Group, to make an equal or greater cash payment to the Company based on the same index. Similarly, the Company will only enter into an obligation to pay a fixed amount (e.g., issue a fixed rate bond), if it also acquires one or more assets which entitle the Company to receive amounts which are equal to or greater than the amounts it owes.

         In its simplest form, the Company may hedge obligations by entering into transactions which mirror the Company's obligation. For example, if under a 10-year interest rate swap with a $100 million notional principal amount the Company is obligated to make semi-annual payments to Party A based on a floating rate of interest, e.g., LIBOR, and receive payments based on a fixed rate of interest, e.g., 6.50%, the Company may hedge its payment obligations under the interest rate swap by entering into an interest rate swap with Party B with the same maturity and notional principal amount under which Party B is obligated to make semi-annual payments to the Company based on LIBOR and the Company is obligated to make payments to Party B based on a 6.47% fixed rate of interest. Over the term of the swaps, the Company's total revenue from the two swaps would consist of the .03% difference between the amounts paid by the two counterparties. This type of hedge eliminates all market risk and leaves the Company exposed to the credit risk of either Party A or Party B, depending on the level of the underlying index or interest rate (e.g., LIBOR).

         The Company also may hedge obligations by entering into transactions which generate cash flows which exceed the Company's obligations. In such cases, the Company would typically have a cost to acquire the hedged position, and would recover that cost together with a return, over the life of the hedged position. For example, the Company may enter into two interest rate swaps which are identical to those in the example above, except that Party A would agree to make payments based on a fixed rate of 8.50% instead of 6.50%, in return for an up-front payment by the Company. The up-front payment would equal the present value of the 2.00% difference between the 8.50% paid by Party A and the 6.50% market level for similar swaps. In such a case, the Company may fund the up-front payment by issuing debt. The debt would be repaid from the difference between the 8.50% received from Party A and the 6.47% paid to Party B, over the life of the swaps. Over the term of the swaps, the Company's total revenue from the two swaps would consist of the difference between the amounts paid by the two counterparties, less the amount originally paid by the Company to Party A. This would be partially offset by interest on the debt issued to fund the up-front payment. This type of hedge also eliminates all market risk and leaves the Company exposed to the credit risk of either Party A or Party B, depending on the level of the underlying index (e.g., LIBOR). However, the profitability of this type of hedge depends on the difference between the Company's cost of funds and the discount rate applied to determine the amount of the up-front payment.

         In a more complex manner, the Company may hedge obligations by using futures contracts, options on futures or other derivative instruments generally traded on a futures exchange or board of trade, or by holding a portfolio of financial instruments or physical commodities. In an interest rate swap, for example, the Company's payment obligations could be hedged by the purchase of a series of futures contracts which require payments to the Company based on LIBOR, so long as the payment flows on the futures contracts can be expected to match exactly or exceed the payment obligations on the swap. Regardless of the method used to hedge an obligation, however, the Company is essentially placing itself between two or, in certain circumstances, more separate counterparties, thereby enabling each counterparty to rely on the Company's credit rather than the corresponding counterparty's credit. Like other types of hedges discussed above, the Company would use these types of hedges only if they completely eliminated all market risk. The advantage of these types of hedges is that they typically do not introduce as much credit risk as a hedge with another counterparty. For example, if the Company uses futures to hedge, the counterparty is an exchange clearinghouse and the credit exposure is subject to margin requirements. As of November 29, 1996, the Company had not entered into any hedges of this type because this type of hedge would not have been effective in completely eliminating market risk, given the Company's existing portfolio of Derivative Transactions. As the composition of the Company's portfolio develops, however, this type of hedging may become effective to eliminate market risk.

         Because the Company anticipates that all of its obligations will be offset by equal or greater obligations from third parties, the Company will, in the absence of a counterparty default, be protected against the effects of market fluctuations. As discussed above, however, the Company will enter into transactions as principal. Accordingly, in the event of a default by a counterparty, the Company will be exposed to the risk of loss because it will remain obligated to comply with its payment or delivery obligations to the non-defaulting counterparty. Under such circumstances, the Company may sustain losses the amount of which will depend upon a number of factors, including whether the defaulting counterparty had accrued payment obligations to the Company, whether the Company is able to enter into a transaction to replace the position on which the default occurred and whether the Company is able to terminate the non-defaulted position. See "Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk" and "Monitoring the Portfolio" below.

Derivative Transactions
-----------------------

         The following is a summary of the types of instruments that the Company currently anticipates entering into, purchasing and selling in the course of its business. As discussed above, the Company's current portfolio of assets consists principally of interest rate swaps and options, index swaps, currency forwards and currency swaps and options denominated in a variety of currencies. Nevertheless, the Company may expand its portfolio to include the entering into of a variety of additional Derivative Transactions. The exact extent and timing of the expansion of the Company's portfolio will depend upon market conditions and other factors beyond the Company's control.

         Margin or collateral is sometimes required to be deposited by one or both parties to a Derivative Transaction. The Company does not expect generally to require counterparties to post margin or collateral in respect of Derivative Transactions. Changes in general market practices or in counterparties' perception of the Company's creditworthiness could result in the Company generally being required to post collateral or margin in the future. Additionally, as described in more detail below, certain exchange traded instruments always require margin deposits.

         The Company does not currently anticipate entering into a transaction which requires it to post margin or collateral unless it anticipates having sufficient unpledged assets to satisfy such margin or collateral requirements. For example, the Company may agree to post margin or collateral if it were to receive an equivalent amount of margin or collateral under the related transactions.

         The Company does not limit the concentration of its portfolio in any one type of instrument. As a result, the Company's portfolio could consist entirely of one kind of instrument, or it could contain many types of instruments. See "Entering into New Derivative Transactions and Risk Management" below.

         The Company may also engage in Derivative Transactions to hedge its cost of funds. For example, the Company may issue a debt obligation with a return linked to an index, and enter into a Derivative Transaction with a third party or a Group affiliate to hedge the indexed component of the debt obligation at terms which will result in a cost of funds to the Company which is either fixed or floating based on a short-term interest rate.

   Interest Rate and Currency Swaps
   --------------------------------

         An interest rate swap is a bilateral agreement that requires each party to make periodic payments to the other party, the amounts of which are determined on the basis of a stated fixed or floating rate of interest and a specified notional principal amount. Typically, one party agrees to make payments in an amount equal to a fixed rate of interest multiplied by the notional principal amount, while the other party agrees to make payments in an amount equal to a particular floating interest rate (e.g., LIBOR) multiplied by the notional amount. The payment obligations of the parties might also be based on two different floating rates. On each scheduled payment date, the amount required to be paid by one party is netted against the amount required to be paid by the other party and only this net amount is paid by one party to the other. Neither party actually pays the notional principal amount at any time during the term of the swap. Under a currency swap, one party agrees to pay a fixed or a floating amount of a specified currency on each payment date, and the other party agrees to pay a fixed or floating amount of a different currency. In contrast with interest rate swaps, the parties to currency swaps typically exchange the notional principal amount of each currency at initiation and maturity.

         Interest rate and currency swaps generally require periodic payments and extend for periods of up to 10 years. However, some interest rate and currency swaps may extend for substantially longer periods of time, such as 30 years or more. Such transactions are entered into by each party acting as principal and typically may not be transferred or terminated without counterparty consent. As a result, interest rate and currency swaps have limited liquidity. By entering into a swap, a party assumes the risk of adverse interest or exchange rate fluctuations, which could result in the party's being obligated to make payments to its counterparty over a significant period of time.

   Interest Rate Caps and Floors
   -----------------------------

         An interest rate cap provides the purchaser with the right to receive payments in an amount equal to the excess of a floating interest rate over a specified fixed rate, multiplied by a stated notional principal amount. An interest rate floor provides the purchaser with the right to receive payments in an amount equal to the excess of a fixed interest rate over a floating rate, multiplied by a stated notional principal amount. The purchaser of a cap or floor pays a non-refundable fee (which may be referred to as a "premium") for this right, but has no further payment obligations. In contrast to a swap, therefore, a cap or floor imposes continuing payment obligations only on the seller, and the purchaser cannot lose more than the fee paid. In addition, the seller has no ongoing credit exposure to the purchaser. The seller, however, is subject to risk of loss to the full extent of any adverse fluctuations in interest rates above, in the case of a cap, or below, in the case of a floor, the fixed rate and the purchaser therefore incurs exposure to the seller's credit. For this reason, the seller may be required to deposit margin or collateral. Conversely, the seller's potential profit on the transaction is limited to the amount of the fee.

         Payments are required to be made under caps and floors on periodic scheduled payment dates, or on a single date. As in the case of swaps, interest rate caps and floors are entered into by each party acting as principal and may not be transferred or terminated without counterparty consent, although the purchaser may simply allow the cap or floor to expire and forfeit the fee.

   Currency Forwards
   -----------------

         Forward contracts on currencies are contractual obligations between two parties to purchase and sell a specific quantity of one currency for a specific quantity of a second currency (thereby creating a fixed exchange rate between the two currencies) at a stated time in the future. Forward contracts generally may not be liquidated prior to the stated maturity date, although the parties to a forward contract may agree to enter into a second offsetting transaction with the same maturity, thereby fixing each party's profit or loss on the two transactions. As a result, a party to a forward contract must be prepared to perform its obligations under the contract in full.

         Forward contracts are entered into by the parties as principals and generally may not be transferred or terminated without counterparty consent. Each party's profit or loss on the transaction will be determined by changes in the exchange rate between the two currencies that are the subject of the forward contract.

   Currency Options
   ----------------

         An option on a currency provides the purchaser, or "holder", with the right, but not the obligation, to purchase, in the case of a "call" option, or to sell, in the case of a "put" option, a stated quantity of the underlying currency at a fixed exchange rate up to a stated expiration date (or, in the case of certain options, on such date). The holder pays a non-refundable fee for the option, referred to as the "premium", but cannot lose more than this amount. In contrast to a forward contract, an option imposes a binding obligation only on the seller, or "writer", of the option. Upon the holder's exercise of the option, the writer is obligated to complete the transaction in the underlying currency. An option becomes worthless to the holder when it expires.

         As in the case of interest rate caps and floors, the writer of a currency option has no ongoing credit exposure to the purchaser. Because the writer must complete the purchase or sale of the underlying currency upon the purchaser's exercise of the option, however, the writer is exposed to potentially unlimited losses in the event of adverse fluctuations in the relevant exchange rate. The purchaser therefore has ongoing credit exposure to the writer and the writer may be required to deposit margin or collateral. Currency options are entered into by the parties as principals, and may not be transferred or terminated without counterparty consent (although, as in the case of caps and floors, the purchaser may simply allow the option to expire and forfeit the premium).

  Futures Contracts
  -----------------

         A futures contract is a bilateral agreement providing for the purchase and sale of a security (such as government bonds), currency, physical commodity or index for a specified price. By its terms, a futures contract provides for a specified delivery month in which the security, currency or commodity is to be delivered or, in the case of a futures contract on an index of interest rates or certain financial instruments, in which a cash settlement is to be paid. Unlike other types of derivative instruments described above, futures contracts are traded only on organized exchanges and may be entered into only through brokers that are members of the relevant exchanges. The exchange clearinghouse acts as the counterparty to each futures contract executed through the exchange, and is responsible for all clearance and settlement functions. In contrast to most other derivative instruments described herein, therefore, the parties to a futures contract do not deal with each other as principals and assume the credit risk of an exchange clearinghouse, rather than the credit risk of a particular counterparty. In addition, because of the clearinghouse system, positions in futures contracts may be liquidated by entering into offsetting transactions in the same contract, which serves to terminate the position. As a result, futures positions may be terminated without counterparty consent, subject to the availability of a liquid secondary market on which to effect the offsetting transaction on the relevant exchange. Most futures contracts are settled in this manner rather than through the delivery of the underlying instrument or commodity.

         Upon entering into a futures contract, an amount of cash or cash equivalents must be deposited with the broker by the purchaser and the seller as "initial margin". Subsequent payments to and from the broker, referred to as "variation margin", are then made on a daily basis as the value of the underlying security, currency, commodity or index fluctuates in value, thereby making positions in the futures contract more or less valuable, a process known as "marking to market". The Company will be subject to margin requirements in connection with the futures contracts into which it enters.

  Options on Futures Contracts
  ----------------------------

         An option on a futures contract provides the holder with the right, but not the obligation, to enter into a "long" position in the underlying futures contract, in the case of a "call" option, or a "short" position in the underlying futures contract, in the case of a "put" option, at a fixed price up to a stated expiration date. As in the case of other options, the holder pays a non-refundable premium for the option, but cannot lose more than this amount.

         The writer of an option on a futures contract, however, is subject to initial and variation margin requirements in connection with the option and is exposed to potentially unlimited losses. The Company will be subject to margin requirements in connection with options on futures contracts written by it. Options on futures contracts are traded on the same exchanges as the underlying futures contracts, and may only be entered into through brokers which are members of the relevant exchanges. Positions in options on futures contracts are cleared through the relevant exchange clearinghouse, in the same manner, and subject to the same considerations, as those discussed above under "Futures Contracts".

   Forward Contracts on Physical Commodities
   -----------------------------------------

         Forward contracts on physical commodities are contractual obligations by two parties to purchase and sell a stated quantity of a commodity for a specified price at a stated time in the future. Forward contracts on physical commodities generally are used either to effect purchases and sales of the commodity in the future or to hedge against the risk of adverse fluctuations in the value of the commodity. The Company may enter into forward contracts on physical commodities in a manner substantially similar to its use of currency forwards, and will seek to hedge positions in such contracts either through the establishment of offsetting forward positions or an offsetting position in futures contracts on the same commodity.

   Commodity Options
   -----------------

         An option on a physical commodity provides the purchaser with the right, but not the obligation, to purchase the underlying commodity, in the case of a call option, or to sell the underlying commodity, in the case of a put option, at any time up to a stated expiration date for a specified price. As in the case of other types of options, the holder pays the writer a non-refundable premium for the option but cannot lose more than this amount. Upon the holder's exercise of the option, the writer is obligated to complete the transaction in the underlying physical commodity.

   Commodity Swaps
   ---------------

         A commodity swap, which is substantially similar to a swap on interest rates or currency exchange rates, is a bilateral agreement between two parties to exchange payments on regularly scheduled dates, based on changes in the value of a specified commodity. One party to the transaction undertakes to pay a fixed amount on each payment date, while the other party agrees to pay a floating rate based on the price of the underlying commodity, in each case, multiplied by a notional quantity of the commodity. On each payment date, the parties net the payments owed by each party, and only the net amount is paid by one party to the other.

         Commodity swaps may extend over substantial periods of time and generally require payments to be made on a quarterly basis. Such transactions are entered into by each party acting as principal and typically may not be transferred or terminated without counterparty consent. As a result, commodity swaps have limited liquidity. By entering into a commodity swap, each party assumes the risk of adverse changes in the value of the underlying commodity, which could result in either party being obligated to make payments to its counterparty over a significant period of time.

   Index Swaps
   -----------

         An index swap is a bilateral agreement between two parties based on the value of an index of one or more currencies (including baskets of currencies), one or more commodities (including baskets of commodities), one or more securities (including baskets of securities) and/or any other index. One party (Party A) may undertake to pay a fixed or floating rate of interest on a specified notional value in exchange for the agreement by the other party (Party
B) to pay a floating rate based on a notional value (which is usually identical to the notional value on which the interest payment is based at the inception of the Derivative Transaction) of the selected index. As with commodity swaps, on each payment date the parties net the payments owed by each party, and only the net amount is paid by one party to the other. Index swaps generally extend from relatively short periods (six months) to medium-term maturities (three to five years). Payments are exchanged periodically at intervals negotiated by the parties. On relatively short-term Derivative Transactions, the exchange of payments is generally only made on the swap termination date.

         In an index swap, both parties assume the risk of changes in the value of the selected index, since, in the example above, if the index value on the payment date is less than its value on the inception date, Party A will owe the difference to Party B. On the other hand, if the index value on the payment date is more than its value on the inception date, Party B will owe the difference to Party A. In either case, the interest owed by Party A to Party B will be added to or netted against the amounts owed in respect of changes in the index.

Entering into New Derivative Transactions and Risk Management
-------------------------------------------------------------

         In connection with entering into any Derivative Transaction, the Company seeks to ensure that its obligations under any new Derivative Transactions can be "hedged" with other Derivative Transactions. The Company also considers a variety of factors, including any existing exposure of the Company and Group and its affiliates to the proposed counterparty, the level and volatility of the index to which the transaction would be linked, the credit quality of the proposed counterparty and the credit risk it is undertaking in connection with entering into such Derivative Transaction as well as the impact of any additional such risk on its portfolio of Derivative Transactions. In addition, prior to entering into a Derivative Transaction, the Company must determine that the spread on such Derivative Transaction is satisfactory in light of the credit risk associated with such Derivative Transaction. The Board of Directors of GS Financial Products US Co. (the "Corporate General Partner"), the general partner of the Company, has approved the Company's procedures to monitor and control the credit quality of, and the Company's exposure to, counterparties as described below and under "Monitoring the Portfolio" below. Such procedures may be changed at any time.

         In connection with the Company entering into new Derivative Transactions, it is important to recognize that Group has control over the amount of new business that the Company originates and that the Company may decline to enter into a transaction that meets its credit standards but exceeds the exposure limits set by Group for itself and its affiliates. See "Credit Quality and Counterparty Credit Risk -- Counterparty Credit Quality" below.

   Market Risk and Liquidity Exposures
   -----------------------------------

         The Company intends to manage its portfolio of Derivative Transactions so that cash payments to the Company from its portfolio will be sufficient to make, when due, all required payments on all the Company's liabilities, including payments of principal, premium, if any, and interest on any indebtedness. As a result, the Company anticipates that it will not incur any obligation unless it enters into one or more Derivative Transactions which provide it with, or entitle it to receive, an equal or greater amount from a third party, which may be an affiliate of Group. In addition, the Company does not anticipate incurring any obligation unless it has scheduled cash sources that are available on or before the dates of the required payments on the obligation. For example, if the Company enters into a contract requiring it to make payments based on an index, the Company may concurrently enter into a contract that requires a third party to make equal or greater payments to the Company based on the same index at the same time. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions).

         The Company does not currently engage in, nor does it anticipate engaging in, "dynamic hedging" (i.e., entering into cash or Derivative Transactions which are expected approximately, but not exactly, to offset the economics of the transactions being hedged and which are adjusted from time to time to maintain the hedge ratio). Generally, dynamic hedging strategies would not permit the Company to be certain that, absent a default, cash flows would be sufficient to satisfy all of the related liabilities.

   Credit Quality and Counterparty Credit Risk
   -------------------------------------------

         The Company anticipates that it will make payments on its obligations, including any indebtedness, principally or exclusively with cash on hand and receipts from its portfolio of Derivative Transactions. As a result, the Company's ability to meet its obligations will depend on its ability to collect the amounts owed pursuant to such Derivative Transactions. Accordingly, defaults by counterparties with large obligations to the Company could materially and adversely affect the Company's financial position and results of operations.

         The amount which the Company would lose, that is, the amount the Company would be required to pay to obtain a replacement instrument to hedge its obligations on any Derivative Transaction (the "loss"), upon a counterparty default on a particular transaction would be determined principally by the level of the indices to which payments on the instruments issued by that counterparty were linked. In the case of a default by a counterparty to an interest rate swap, for example, the amount of the Company's loss would depend principally on the level of interest rates. Similarly, the amount of the Company's loss on a default in a currency swap would depend principally on currency exchange rates whereas the amount of the Company's loss on a default in a Derivative Transaction linked to the price of a commodity (such as gold or oil) would depend upon the price of such commodity. The size of the loss would be affected by the level of such indices at the time of default and, if the Company were unable to replace the defaulted instrument or terminate its hedging transactions, the changes in the level of such indices after the default and prior to maturity of the hedging transactions. A number of the instruments in which the Company intends to transact business have limited liquidity and therefore could be difficult to replace. For any particular transaction there will also be a number of other factors which can affect the amount of the Company's potential loss. Depending on the terms of the transaction, these can include, for example, the time remaining until maturity of the transaction, the availability of any netting provisions in the agreement with the counterparty and changes in the supply and demand for that type of transaction.

         The Company utilizes several techniques to assess and limit credit risk as described below. The Company's procedures to monitor and control the credit quality of, and the Company's exposure to, counterparties as described below may be changed at any time by the Board of Directors of the Corporate General Partner of the Company.

         Counterparty Credit Quality. The Company's principal means of controlling its credit risk is to substitute its credit principally for highly creditworthy counterparties. By doing so, the Company anticipates that it will experience a relatively low frequency of counterparty defaults.

         The Company anticipates that it will substitute its credit principally for obligors rated "A" or better by one or more nationally recognized statistical rating organizations. However, the Company may do business with counterparties rated below "A" and may enter into Derivative Transactions with unrated counterparties.

         Pursuant to an Origination Agreement with Goldman, Sachs & Co. ("GS&Co.") as described under "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- New Business Services Agreements" in Item 13, GS&Co. has agreed to provide, or cause to be provided, credit reviews of counterparties. The Company has been advised by GS&Co. that the credit quality of each counterparty to a new Derivative Transaction (regardless of the extent of existing Derivative Transactions with such counterparty) will be evaluated by the credit department of one of its affiliates and by one or more other credit committees. This evaluation includes a review of the credit exposure of Group and its affiliates to the counterparty's credit. The Company has further been advised by GS&Co. that these credit committees are composed of senior managers of the Goldman Sachs international investment banking group as well as representatives of its credit department and that they are responsible for conducting due diligence as to the credit quality of potential counterparties for the purposes of other activities of Group and its affiliates. GS&Co.'s role is solely to provide information to the Company, and it has no liability to the Company in respect of the provision of such credit reviews except in the case of gross negligence. Generally, the Company does not anticipate entering into transactions which otherwise might meet its standards but exceed any exposure limits set by Group for itself and its affiliates. This may result in less business for the Company, since Group and its affiliates may have large existing exposures to certain counterparties.

         Collateral or Margin. In certain circumstances, the Company may reduce its credit exposure to a counterparty by requiring that the counterparty deposit margin or collateral. When accepting margin or collateral, the Company generally accepts highly liquid and creditworthy securities (e.g., U.S. Treasury bonds and notes and securities issued or backed by U.S. government agencies). The Company calculates credit exposure net of collateral when it believes that it has a perfected security interest in such collateral under an enforceable security agreement.

         Documentation. To reduce the amount of its credit exposure, the Company anticipates that many of its swaps, currency options, forward contracts and other similar transactions will be subject to master agreements which provide, inter alia, for net payments between the parties in certain circumstances and for the closing out, on a net settlement basis, of all outstanding transactions upon a default by, or insolvency events affecting, either party. A common form of such an agreement, particularly for interest rate and currency swaps, is the form published by the International Swaps and Derivatives Association, Inc. (the "ISDA Agreement"), although other forms may be used as well. The Company anticipates that it will frequently enter into transactions with GS Financial Products International, L.P. ("FPI") and Goldman Sachs Capital Markets, L.P. ("GSCM") in order to hedge its obligations on transactions between the Company and third parties. In order to facilitate such transactions, the Company has entered into ISDA Agreements with both FPI and GSCM. The obligations of GSCM under its ISDA Agreement have been unconditionally guaranteed by Group. Accordingly, the Company treats Group as the obligor with respect to the Derivative Transactions entered into under the ISDA Agreement with GSCM. For a summary of notional or contractual amounts involved in transactions with such affiliates at November 29, 1996 and November 24, 1995, see Note 2 to the Company's audited financial statements included in Item 14 below.

         Currently, Derivative Transactions shown in the Company's financial statements on a net basis are subject to agreements that contain close-out netting provisions that the Company believes are enforceable. In considering the enforceability of any netting provisions, the Company relies on legal opinions from counsel. Any such analysis will depend on the country, governing law, type of transactions and counterparty involved.

         In certain circumstances, the Company may be unable or unwilling to take credit risk in a particular transaction, due to the Company's determination of the credit risks present. In some limited cases, the Company may be able to enter into such a transaction by structuring it on a limited-recourse basis, thereby eliminating its credit exposure to one counterparty. In such a transaction, the Company would enter into a Derivative Transaction with one counterparty ("Party A"). The Company would hedge that transaction with a different counterparty ("Party B") in a transaction where the Company would not be obligated to make payments to Party B if payments are not received by the Company from Party A. (Party B would not, however, have a security interest in the transaction with Party A.) As a result, the Company would have no credit exposure to Party A. The Company has entered into this type of transaction with GSCM in the position of Party B.

         Aggregate Credit Risk. Another technique which the Company may use to limit the total credit risk to which it is exposed (i.e., the replacement cost of its portfolio) is to limit the growth of its business. If the Company's total credit risk exceeded levels which the Company found to be acceptable, the Company would not enter into any Derivative Transactions which would increase its total credit risk, and would, in the absence of transactions which decrease its total credit risk, limit its operations to collecting payments from assets as they mature and holding such payments in cash equivalents until they are used to satisfy its liabilities (i.e., it would operate in run-off mode).

         The Company's principal measurement of its total credit risk (the "Total Credit Risk") is an evaluation of the likelihood that the Company's cash receipts will be insufficient to meet its payment obligations on a timely basis as a result of counterparty defaults, market risk, or differences in timing of payment receipts and obligations. The Company estimates the Total Credit Risk using computer based simulations which take into account the timing and amount of payments required on the Company's assets, liabilities, and contingent liabilities, the level and volatility of any indices to which those payments are linked and the credit ratings of any counterparties who could owe money to the Company. These simulation programs were developed by GS&Co. and are periodically updated by GS&Co. to reflect new product types. The assumptions used in the models are changed from time to time when the Company, in consultation with GS&Co., determines that such changes would result in a more accurate measurement of its credit risk.

         The Company estimates its credit risk (i.e., replacement cost) in respect of Derivative Transactions using financial models developed by its affiliates to estimate fair value. The models incorporate market data for the relevant instruments or for instruments with similar characteristics. Fair value is estimated at a specified point in time. The nature, size, and timing of transactions and the liquidity of the markets may not ultimately allow for the realization of these values. The Company's estimates of its credit risk are solely internal and neither the models nor the assumptions used in such models are reviewed by third parties.

         The Company considers the credit risks posed by its existing portfolio to be significantly below the levels it would find acceptable. The Company periodically monitors its exposure to individual counterparties and reviews its credit exposure to a counterparty prior to entering into any new transaction with such counterparty. If the Company determines that its exposure to any counterparty exceeds a level it deems acceptable, the Company will seek to reduce its exposure as described under "Monitoring the Portfolio" below.

         Affiliate Credit Risk Limits. The Company frequently enters into Derivative Transactions with affiliates of Group (such affiliates, other than FPI, the "Group Affiliates"), principally GSCM. The Company also enters into hedging transactions with FPI. Because the obligations of Group Affiliates will be guaranteed by Group, the Company treats Group as the obligor on these transactions for purposes of measuring its credit exposure. The Company may, therefore, have a significant credit exposure to Group in the future, in which case a default by Group would have a material adverse effect on the Company's financial position and results of operations. The Company does not expect, however, that such credit exposure would exceed the Company's net worth.

         In order to limit its exposure to Group, the Company subjects transactions with Group Affiliates to an additional credit limit over and above the limits discussed above which are applicable to other obligors. Specifically, the Company will not acquire any receivables issued or written by Group Affiliates if, after giving effect to such acquisition and to the effect of any netting agreements, the value of all such receivables would exceed 15% of the Company's total assets. For a discussion of the Company's policies with respect to netting agreements, see "Documentation" above. At November 29, 1996, the Company had credit exposure of $12.6 million to Group or Group Affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Item 7.

         The Company from time to time enters into Derivative Transactions with FPI. The Company is a general partner of FPI. The Company does not intend to observe any credit limits on transactions with FPI, or with any other entity in which it becomes a general partner in the future. The Company does not consider it important to limit its direct credit exposure to any entity in which it is a general partner, because as a general partner the Company is contingently liable for all of the obligations of such entities (including transactions entered into with third parties).

Monitoring the Portfolio
------------------------

         The Company monitors its portfolio on an ongoing basis to verify that there is no market or liquidity exposure and that its credit risk to obligors is at a level the Company considers acceptable. The Company recalculates its estimates of Total Credit Risk when it believes there is a significant change in the composition of its portfolio, the credit quality of its counterparties or the indices to which its Derivative Transactions are linked. Typically, the Total Credit Risk is recalculated at least monthly.

         If credit risk to one or more obligors exceeds levels which the Company considers acceptable, then the Company may attempt to reduce its exposure to such obligors by entering into one or more Derivative Transactions which would have the effect of reducing such risk. Such Derivative Transactions could include, for example, assigning or terminating a Derivative Transaction upon a counterparty downgrade. However, counterparty consent would generally be required for a sale or termination, and such consent may be difficult to obtain. It may also be difficult to sell obligations of counterparties which are perceived as weak credits. There can be no assurance that the Company would be able to enter into Derivative Transactions which decrease the Total Credit Risk.

Competition
-----------

         The market for Derivative Transactions is highly competitive. The principal means of competition are perceived credit quality, pricing and flexibility.

         In general, the Company competes with U.S. and international banks, U.S. and international insurance companies and other similar financial institutions. Many of these institutions have well-established reputations in the market for Derivative Transactions and have significantly more capital than the Company.

         The Company will also compete with current and future affiliates of Group which are in businesses substantially similar to that of the Company. These are FPI and Goldman Sachs Mitsui Marine Derivative Products, L.P. ("GSMMDP"), which was organized by Group and Mitsui Marine and Fire Insurance Co., Ltd. Neither of these entities is restricted from competing with the Company and the Company believes that each does so or intends to do so. The Company is a general partner of FPI and the directors and executive officers of the Company are also directors or executive officers of one or both of GSMMDP or FPI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7 and "Directors and Executive Officers" under Item 10. Further, since each of these entities is directly or indirectly controlled by Group, Group may increase or decrease the level or vary the composition of new business in which any of these entities, including the Company, engages. No assurances can be given as to whether Group will allocate business to the Company or to one of its other highly rated affiliates.

         The Company anticipates that Group and certain counterparties may prefer to use the Company's affiliates for certain Derivative Transactions because the Company will be subject to the continuing reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whereas the Company's affiliates are not. Such reporting obligations may require inclusion in public filings of information that counterparties do not wish to disclose and may increase, because of the involvement of counsel and accountants assisting in such filings, the costs associated with such transactions. Due principally to restrictions imposed by the United States federal securities laws, the Company does not expect that FPI or GSMMDP will compete with it for any transaction which would require such affiliate to issue an instrument which is a security under such laws to a U.S. person. In addition, because the Company will be able to access the U.S. capital markets, the Company's cost of funds may be lower than the cost of funds for the Company's affiliates. The Company believes Group has organized these entities to take advantage of the flexibility and cost advantages each of such entities provides.

         GSMMDP is highly rated, conducts the same business as the Company and can be expected to be a significant competitor of the Company. The Company anticipates that GSMMDP will engage principally in Derivative Transactions with counterparties rated in the three highest rating categories by one or more nationally recognized statistical rating agencies. As a result, the Company does not anticipate that it will compete with GSMMDP for transactions involving counterparties with ratings below the three highest categories. For transactions where the Company competes with GSMMDP, in addition to the factors described above, the Company anticipates that a number of counterparties may prefer GSMMDP due to its credit support from owners with a longer operating history, larger capital base, and more diversified business than the Company. However, the Company is unable to predict the degree to which potential counterparties may prefer GSMMDP to the Company. One of the directors of the Corporate General Partner is also a director and President of the general partner of GSMMDP and another director is a director of the general partner of GSMMDP. See "Directors and Executive Officers" under Item 10.

         FPI is a highly rated derivative products company. FPI has the same executive officers as the Company. The Company anticipates that FPI will engage in certain transactions that the Company intends to avoid due to regulatory considerations, i.e., transactions which involve the purchase by FPI of instruments which may be "securities" within the meaning of the United States federal securities laws. However, the Company also expects that FPI will compete with the Company for all types of other transactions. The Company does not expect most counterparties to have a preference between itself and FPI. As a result, the Company expects competition with FPI to be based principally on the factors described above. See "Directors and Executive Officers" under Item 10.

         Counterparties with the highest credit rating are the most desired. The Company's financial programs and counterparty credit risk have been rated in the highest rating category by Standard & Poor's Ratings Group ("S&P") and Fitch Investors Service, Inc. ("Fitch" and, together with S&P, the "Rating Agencies"), respectively. According to S&P and Fitch, these ratings are different from long-term debt ratings. A reduction in the Company's financial programs, counterparty credit risk or long-term debt rating may adversely affect the Company's ability to compete successfully.

         Price competition is reflected in the spread between the hedged positions. The Company intends to keep its spreads competitive with the marketplace.

Regulation
----------

         In certain jurisdictions where the Company's counterparties are located, particularly the United States, there exist regulatory schemes which are designed for brokers, dealers, investment companies or banks. These regulatory schemes typically have capital and other requirements with which the Company could not comply.

         The Company limits the types of Derivative Transactions in which it acts as counterparty in order to avoid becoming subject to such regulations. The principal limitation is that the Company proposes to engage primarily in transactions involving instruments which are not, in its view, "securities" within the meaning of the United States federal securities laws. As a result of such limitations on its business and the capital structure of the Company, the Company believes that it is not required to be licensed, registered or authorized under any current securities, commodities, or banking laws of the Cayman Islands or the United States. Accordingly, neither the Company nor the Corporate General Partner is registered as a broker-dealer under the Exchange Act (or any similar state law); nor are they registered as investment companies under the Investment Company Act of 1940 (or any similar state law).

         There can be no assurance, however, that regulatory authorities in one or more jurisdictions would not take a contrary view regarding the applicability of any such laws (including the applicability of the broker-dealer regulation requirements of the Exchange Act and the requirements of the Investment Company Act of 1940). For example, the Securities and Exchange Commission (the "Commission") has generally not addressed the question of what constitutes a "security" within the meaning of the Exchange Act, and has broadly interpreted the definition of "security" under the Investment Company Act of 1940 in the context of applying the registration requirements of that Act. In addition, Congress and United States governmental agencies, including the Commodity Futures Trading Commission and the Government Accounting Office, have considered or are considering issues relating to derivative instruments generally and the appropriateness of alternative regulatory approaches. Were the Commission to take the position that the transactions in which the Company engages involve "securities", it might seek to require the Company to register as a broker-dealer or investment company.

         Application of these or any of the other regulatory schemes in their current form would have a material adverse effect on the business of the Company. The Company cannot, of course, predict the outcomes of any other current or future considerations of issues such as the definition of securities under the federal securities laws or the appropriateness or method of regulation of derivative instruments. Any of these may have a material adverse effect on the business of the Company.

         As discussed herein, the Company is a general partner in FPI whose business involves the purchase and sale of instruments that constitute "securities" and whose liabilities are held primarily outside the United States. FPI is also not registered as a broker-dealer under the Exchange Act or as an investment company under the Investment Company Act of 1940, or licensed, registered or authorized under any other securities, commodities or banking laws of the Cayman Islands or the United States. Similar to the Company, there can be no assurance that the Commission or regulatory authorities in other jurisdictions would not take a contrary view and require such licensing, registration or authorization. In the event such were required, by virtue of the Company's general partnership interest in FPI and transactions in which the Company may engage with FPI, any such licensing, registration or authorization could have a material adverse effect on the business of the Company.

         The Commission has announced that it is considering proposals to allow derivative products companies such as the Company to register as broker-dealers with the Commission under a regime which would exempt such companies from certain regulations applicable to "full service" broker-dealers while permitting such companies to engage in Derivative Transactions which the Commission deems securities under current law. It is unclear what impact, if any, such proposals, if adopted, would have on the Company's business or operations. If the Commission adopted rules which subjected the Company to regulation as a broker-dealer, the Company might choose to continue to limit its business activities in order to avoid being subject to such regulation, or it might choose to become subject to such regulation in order to be able to transact business in more types of instruments.

         Several bills have been introduced in the U.S. Congress which, if enacted into law, would impose varying degrees of regulation on certain of the types of Derivative Transactions in which the Company acts as counterparty. Such regulation could adversely affect certain of the Company's business activities. The Company is unable to determine at this time whether such bills will be enacted into law and, if so, the effect of such legislation on the Company's business activities.

Rating Information
------------------

         The Company's financial programs and counterparty credit risk have been rated AAA by S&P and Fitch. According to S&P and Fitch, these ratings are different from long-term debt ratings. The Company believes that such ratings were based upon, among other things, the legal separation of the Company from Group, the absence of market risk in the Company's portfolio, the credit quality of the Company's counterparties, the capital of the Company available to absorb defaults, and the procedures implemented by the Company to monitor and control the credit quality of, and the Company's exposure to, counterparties. See "Entering into New Derivative Transactions and Risk Management" and "Monitoring the Portfolio" above.

         There can be no assurance that S&P and Fitch will continue to rate the Company's financial programs and counterparty credit risk, respectively, in their highest category and any decrease in such ratings may adversely affect the Company's ability to compete successfully. See "Competition" above.

         A financial programs and counterparty risk rating is not a recommendation to purchase, sell or hold a security or enter into a Derivative Transaction with the Company. Such rating does not comment as to the market price of a security or the suitability of entering into a Derivative Transaction for a particular investor or counterparty. Financial programs and counterparty credit risk ratings may be changed or withdrawn at any time by the applicable Rating Agency.

Cayman Islands Taxation
-----------------------

         Under existing legislation, the Government of the Cayman Islands will not impose any income or profits tax, capital gains tax, capital transfer tax, estate duty or inheritance tax upon the Company or the general or limited partners thereof. Furthermore, the Company has obtained a Tax Exemption Certificate from the Governor of the Cayman Islands which is effective for a period of 50 years from March 3, 1992. The undertaking contained in that certificate provides, in accordance with the provisions of Section 17(1) of the Cayman Islands Exempted Limited Partnership Law, that no law thereafter enacted in the Cayman Islands imposing any tax to be levied on profits, income, capital gains or appreciation will apply to the Company or to any partner thereof in respect of the operations or assets of such exempted limited partnership or the partnership interest of a partner therein; and that the aforesaid taxes and any tax in the nature of estate duty or inheritance tax will not be payable in respect of the obligations of the Company or the interests of the partners therein. The Company is liable, however, to pay the Government of the Cayman Islands an annual registration fee, which, at current rates, is approximately U.S. $580 per annum.

United States Taxation
----------------------

         For United States federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is not subject to United States federal income tax on its profits. Instead, any profits or losses of the Company are attributed to its partners. However, the Company does withhold United States federal income taxes on behalf of its partners with respect to their share of the Company's profits from the active conduct of business in the United States. In addition, certain of the Company's income is subject to a 4% New York City unincorporated business tax. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

         The Company has made in this Annual Report on Form 10-K and anticipates that it will make in future filings with the Commission, in press releases and otherwise, written and oral forward-looking statements. Any statement concerning the Company's expectations, beliefs, or intentions about future conditions or events should be considered to be forward-looking and should be understood to be subject to the factors discussed below, among others, which may cause actual results for the Company to differ materially from those anticipated by such forward-looking statements.

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

         The Company limits the types of instruments that it enters into as principal or guarantees in order to avoid becoming subject to regulation. The enactment of new legislation or new interpretations of existing statutes and regulations may cause the Company to become subject to regulation in one or more countries. If the Company were to become subject to regulation, no assurance can be given that the Company would be able to comply with the applicable regulatory requirements.

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

         The Company expects to make profits, if any, principally from the spread between hedge transactions, which spread is expected to be a small percentage of the notional amount of such transactions. The size of the spread between transactions is subject to market forces and may be materially adversely impacted by competitive or other economic conditions.

         The Company's financial programs and counterparty credit risk have been rated in the highest categories by the Rating Agencies. A change in the Company's ratings would materially adversely impact its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by any of the Rating Agencies, based upon factors selected solely by the Rating Agencies.


ITEM 2: PROPERTIES

         The Company does not own any real property and owns minimal physical assets. The Company leases its office from an affiliate under a Custodian and Service Agreement. See "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- Administrative Services Agreements" under Item 13.


ITEM 3: LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

                                     PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Company's general partnership and limited partnership interests are indirectly held by Group (see Item 12). Accordingly, there is no public market, in the United States or elsewhere, for the Company's limited partnership interests. See "Liquidity and Capital Resources" under Item 7.

         The Company is not subject to U.S. federal income taxes. In accordance with U.S. federal tax regulations, the Company withholds income tax on behalf of its partners. Such withholdings are accounted for as a distribution to partners. There is no reciprocal tax treaty between the Cayman Islands and the United States.

         Partners' capital is not subject to withdrawal or redemption on demand by the partners. The Company anticipates that it will make distributions to partners in the future. However, such dividends and distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

ITEM 6:  SELECTED FINANCIAL DATA

         The selected income statement data for the period from February 5, 1992 (the Company's date of formation) to November 27, 1992 and for the fiscal years ended November 26, 1993, November 25, 1994, November 24, 1995 and November 29, 1996, and the balance sheet data as of November 27, 1992, November 26, 1993, November 25, 1994, November 24, 1995 and November 29, 1996 are derived from financial statements of the Company. The selected financial data should be read in conjunction with the financial statements of the Company and notes thereto contained in Item 14.

                           Feb. 5, 1992     Fiscal Year     Fiscal Year     Fiscal Year      Fiscal Year
                                to             Ended           Ended           Ended            Ended
                           Nov. 27,1992    Nov. 26, 1993   Nov. 25, 1994   Nov. 24, 1995    Nov. 29, 1996
                           ------------    -------------   -------------   -------------    -------------

                                  (U.S. dollars in thousands, except ratios)

Income Statement Data:
----------------------

Revenues,
  net of interest expense        $1,145           $5,694         $11,844         $13,461          $15,393
Operating expenses                   41              882           1,645             878              879
  Income before taxes             1,104            4,812          10,199          12,583           14,514
Net income                        1,104            4,812          10,199          12,280           13,933

Balance Sheet Data:
-------------------

Total assets                   $105,185         $168,661       $334,068         $405,052         $370,975
Long-term borrowings                  0                0              0           40,383          116,778
Partners' capital               101,804          106,737        117,042          124,805          134,043

Other Data
----------

Ratio of earnings
 to fixed charges(1)     Not applicable   Not applicable         378X(2)             26X               5X

Note: (1)  For purposes of computing the ratio of earning to fixed charges, earnings as adjusted consist of net income plus income taxes and fixed charges. Fixed charges consist of interest expense and amortization of debt issuance costs.

      (2) The Company does not consider this ratio to be meaningful since it is based on $5,000,000 in principal amount of the Company's Series A Medium-Term Notes outstanding only 42 days during fiscal 1994.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

         The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and currency options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company enters into or guaranteed Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency and physical commodities. The Company's owned or guaranteed Derivative Transactions consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. See "Business" in Item 1.

         At November 29, 1996, the Company had entered into or guaranteed $23.9 billion notional amount of interest rate swaps and options, $6.5 billion notional amount of currency options, forwards and swaps and $0.05 billion notional amount of other swaps and options with a total of 78 counterparties.

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

         Through November 29, 1996, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $17.8 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

         The Company does not intend to be exposed to market risk (see "Business -- Entering into New Derivative Transactions and Risk Management -- Market Risk and Liquidity Exposures" under Item 1). As a result, the Company expects to make profits, if any, principally from the "spread" between the hedged transactions. The spread between the hedged transactions will depend upon the type of instrument subject to the transaction, the size of the transaction and the creditworthiness of the counterparties. Generally, the spread between the hedged transactions will be a small percentage (usually less than .10%) of the notional amount of the transactions. The Derivative Transactions business is highly competitive, however, and the spread for any set of hedged transactions may be less than .01%. See "Business-- Competition" under Item 1.

         For a discussion of affiliates of Group that may compete with the Company, see "Business-- Competition" under Item 1. It is important to recognize that, since each of these affiliates is directly or indirectly controlled by Group, Group may increase or decrease the level or vary the composition of new business in which any of these affiliates, including the Company, engages. No assurances can be given as to whether Group will allocate business to the Company or to one of its other highly rated affiliates.

Results of Operations
---------------------

         Changes in the Company's revenues are highly dependent on the volume of new transactions originated. Derivative Transactions are recorded at their estimated fair value. As a result, a substantial portion of the intermediation profit from new Derivative Transactions may be recognized upon entering into such transactions. Hence, the Company's profitability may be extremely variable from quarter to quarter, depending on the volume of new origination.

         Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of November 29, 1996, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

         Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of November 29, 1996 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

         Neither the Company nor its partners is subject to any income or profits tax, capital gains tax, capital transfer tax, estate duty or inheritance tax under the laws of the Cayman Islands. Further, the Company has obtained a Tax Exemption Certificate from the Governor of the Cayman Islands, which is effective for 50 years from March 3, 1992, which provides that no law thereafter enacted in the Cayman Islands imposing any tax on profits, income, capital gains or appreciation may apply to the Company or any partner thereof. See "Business -- Cayman Islands Taxation" under Item 1.

         For United States federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is not subject to United States federal income tax on its profits. Instead, any profits or losses of the Company are attributed to its partners. However, the Company does withhold United States federal income taxes on behalf of its partners with respect to their share of the Company's profits from the active conduct of business in the United States. As a result of the development of its business, the Company determined that, as of December 1, 1994, certain of its income was subject to a 4% New York City unincorporated business tax. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

Fiscal 1996 Compared with Fiscal 1995
-------------------------------------

         For fiscal 1996, the Company reported revenues net of interest expense of $15.4 million, consisting principally of intermediation profits of $11.6 million and net interest income of $3.8 million. This represented an increase in reported revenues net of interest expense of 14.4% compared to fiscal 1995. During the period, the Company entered into or guaranteed 315 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value, and 369 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $18.6 billion, which resulted in initial intermediation profits of $7.0 million, including $473 thousand which resulted from transactions purchased from affiliates. Other intermediation profit for the period was $4.6 million, resulting principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due primarily to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $3.6 million during fiscal 1996.

         For fiscal 1995, the Company reported revenues net of interest expense of $13.5 million, which consisted principally of $7.9 million in intermediation profits and net interest income of $5.6 million. During fiscal 1995, the Company entered into or guaranteed 86 Derivative Transactions with non-affiliates, including 9 transactions which the Company purchased from an affiliate at their market value, and 98 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $23.8 billion, which resulted in initial intermediation profit of $6.7 million, including $784 thousand which resulted from transactions purchased from affiliates. The remainder of intermediation profits for fiscal 1995 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $471 thousand during fiscal 1995.

         Interest income for fiscal 1996 increased to $7.5 million, compared to $6.0 million during the preceding year, as a result of larger average balances of cash and cash equivalents. Total intermediation profit for the fiscal year ended November 29, 1996 increased approximately $3.7 million or 47% as compared to fiscal 1995. Initial intermediation profit for fiscal 1996 increased by $0.3 million or 4% over fiscal 1995, reflecting a significant increase in the number of Derivative Transactions entered into with non-affiliates, mostly offset by a reduction in the notional amount of such transactions as well as the shorter maturities of such transactions. Other intermediation profit increased by $3.4 million to $4.6 million in fiscal 1996 versus other intermediation profit of $1.2 million in fiscal 1995. The increase principally reflected an increase in the average net investment in Derivative Transactions during the year. Interest expense of $3.6 million for the fiscal year ended November 29, 1996 increased significantly from the $0.5 million incurred in the same fiscal period in 1995. This increase was the result of the significant increase in the average long term debt outstanding in fiscal 1996 as compared to fiscal 1995. The effective weighted average interest rate for long term borrowings was 5.41% for fiscal 1996.

         Operating expenses for the fiscal year ended November 29, 1996 were $879 thousand, virtually unchanged from $878 thousand during the same period in 1995. Fees and expense reimbursement to Group affiliates included within operating expenses were $211 thousand and $195 thousand for the fiscal years ended November 29, 1996 and November 24, 1995, respectively. Other operating expenses were $668 thousand and $685 thousand for the fiscal years ended November 29, 1996 and November 24, 1995, respectively, and consisted principally of legal, accounting and rating agency fees.

         Net income of $13.9 million for the 1996 fiscal year increased by 13.5% or $1.7 million from fiscal 1995 net income of $12.3 million. Total assets as of November 29, 1996 were $371 million, consisting principally of Derivative Transactions and cash and cash equivalents.

         Net cash used in operating activities during fiscal 1996 was $115.8 million, which principally reflected the prepayment of certain liabilities under Derivative Transactions with affiliates. Net cash provided by financing activities during fiscal 1996 was $64.0 million principally reflecting proceeds on issuance of the Company's Medium-Term Notes. Cash provided by investing activities during fiscal 1996 was $24.7 million. In comparison, for the 1995 fiscal year, cash provided from operating activities was $80.1 million and principally reflected receipts exceeding payments on Derivative Transactions. Net cash provided from financing activities during fiscal 1995 was $35.0 million, which reflected the repayment of the Company's Medium-Term Series A-1 Notes and the issuance of the Company's Nikkei 225 Indexed Notes Due December 22, 2000. Net cash used in investing activities during fiscal 1995 was $24.7 million.

Fiscal 1995 Compared with Fiscal 1994
-------------------------------------

         For fiscal 1995, the Company reported revenues net of interest expense of $13.5 million, consisting principally of intermediation profits of $7.9 million and net interest income of $5.6 million. This represented an increase in reported revenues net of interest expense of 13.7% compared to fiscal 1994. During the period, the Company entered into or guaranteed 86 Derivative Transactions with non-affiliates, including 9 transactions which the Company purchased from an affiliate at their market value, and 98 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $23.8 billion, which resulted in initial intermediation profits of $6.7 million, including $784 thousand resulting from transactions purchased from affiliates. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $471 thousand during fiscal 1995.

         For fiscal 1994, the Company reported revenues net of interest expense of $11.8 million, which consisted principally of $10.6 million in intermediation profits. During fiscal 1994, the Company entered into or guaranteed 44 Derivative Transactions with non-affiliates, including 9 transactions which the Company purchased from an affiliate at their market value, and 48 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $16.1 billion, which resulted in initial intermediation profit of $6.1 million, including $2.2 million which resulted from transactions purchased from affiliates. The remainder of intermediation profits for fiscal 1994 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio, of which approximately 90% was due to a reduction in the time remaining until those cash flows are realized and approximately 10% was due to the beneficial effect of changes in interest rates during the period (including the impact of all hedges).

         Interest income for fiscal 1995 increased significantly to $6.0 million, compared to $1.3 million during the preceding year, as a result of significantly larger balances of cash and cash equivalents. Initial intermediation profit for fiscal 1995 increased by approximately 10% over fiscal 1994, reflecting almost a doubling in the volume of Derivative Transactions entered into with non-affiliates, mostly offset by lower margins due to a change in the mix of transactions. The remainder of intermediation profit for fiscal 1995 was approximately 75% or $3.3 million less than fiscal 1994, principally reflecting the absence of beneficial effects of interest rate changes on the Company's portfolio (including the impact of all hedges) during the 1995 fiscal period compared to fiscal 1994. Interest expense of $471 thousand for fiscal 1995 increased significantly from the $27 thousand incurred in fiscal 1994. Fiscal 1995 interest expense reflected almost a full year of interest cost on the Company's $5 million Medium-Term Series A-1 Notes and approximately one month of interest cost on the issuance on October 26, 1995 of $40 million principal in Nikkei 225 Indexed Notes due December 22, 2000. In comparison, fiscal 1994 interest expense included 42 days of interest on the Company's $5 million Medium-Term Series A-1 Notes.

         Operating expenses for fiscal 1995 were $878 thousand, compared to $1.6 million in fiscal 1994. Operating expenses for fiscal 1995 and fiscal 1994 included $194 thousand and $1.1 million, respectively, of non-recurring expenses, principally legal and accounting costs related to the preparation and filing of the registration statement for the Company's Medium-Term Note program. Non-recurring expenses for fiscal 1995 declined by approximately 83% from fiscal 1994, essentially reflecting the completion of the registration of the Medium-Term Note program during fiscal 1994. Other operating expenses increased by approximately 33% to $685 thousand in fiscal 1995 from $517 thousand in fiscal 1994, principally as a result of higher legal and accounting fees relating to the periodic filing of the Company's reports on Form 10-Q and Form 10-K and affiliate related expenses. Fees and expense reimbursement to Group Affiliates included within operating expenses were $195 thousand and $116 thousand for fiscal 1995 and fiscal 1994, respectively.

         Net income of $12.3 million for the 1995 fiscal year increased by 21% or $2.1 million from fiscal 1994 net income of $10.2 million. Total assets as of November 24, 1995 were $425 million, consisting principally of Derivative Transactions owned and cash and cash equivalents.

         Net cash provided from operating activities during fiscal 1995 was $80.1 million, which primarily reflected receipts exceeding payments on Derivative Transactions. Net cash provided by financing activities during fiscal 1995 was $35.0 million. Net cash used in investing activities during fiscal 1995 was $24.7 million. In comparison, for the 1994 fiscal year, cash provided from operating activities was $58.6 million and principally reflected receipts exceeding payments on Derivative Transactions. Cash provided from financing activities during fiscal 1994 was $5.0 million.

Liquidity and Capital Resources
-------------------------------

         The Company conducts its business in a manner designed to require that cash payments to the Company from its portfolio, taking into account market fluctuations and the possibility of default, will be sufficient to make when due all required payments on all the Company's liabilities, including payments of principal and interest on borrowings. The Company needs capital principally to absorb potential losses due to counterparty defaults. If counterparties were to default on their obligations to the Company, these losses could be substantial. However, based on the credit quality of its counterparties (including affiliates), the Company does not currently anticipate any default losses and has not recorded any provisions for credit losses. For a discussion of the effects of a counterparty default, see "Business -- Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk" under Item 1.

         The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default. However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which the Company believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative value; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of Derivative Transactions recorded on the Company's balance sheet. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty. The Company has applied Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

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

         The composition, at November 24, 1995 and November 29, 1996, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., Derivative Transactions reported as assets in respect of which collateral has been received to the extent of the value of the collateral received.) At November 24, 1995 and November 29, 1996, the Company's counterparties consisted largely of banks located in Europe, North America and the Far East, as well as affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

       Current Credit Exposure - By S&P Rating of Obligor:
                   (U.S. dollars in millions)

                       November 24, 1995               November 29, 1996
                       -----------------               -----------------
 S&P Rating:             $         Percent              $          Percent
 -----------          ------       -------            ------       -------
 AAA                  $119.3         29.3%            $125.3         34.0%
 AA+                     9.4          2.3               10.0          2.7
 AA                     37.3          9.2               31.9          8.7
 AA-                    89.7         22.0               23.6          6.4
 A+                    117.1         28.8               84.1         22.8
 A                      32.3          7.9               48.8         13.2
 A-                      2.1          0.5               45.1         12.2
                         ---          ---               ----         ----
      Total            $407.2        100.0%            $368.8       100.0%
                      ======        =====             ======       =====



         Current Credit Exposure - By Country of Obligor's Headquarters:
         ---------------------------------------------------------------
                           (U.S. dollars in millions)

                       November 24, 1995               November 29, 1996
                       -----------------               -----------------
Country:                 $          Percent              $          Percent
-----------            ------       -------            ------       -------
  U.S.                 $117.5         28.8%            $178.7         48.4%
  Japan                 102.2         25.1               69.7         18.9
  France                 65.6         16.1               65.5         17.7
  Switzerland            43.0         10.6               28.3          7.7
  Netherlands            34.2          8.4               17.6          4.8
  Germany                34.1          8.4                6.9          1.9
  Other                  10.6          2.6                2.1          0.6
                         ----          ---                ---          ---
    Total              $407.2        100.0%            $368.8        100.0%
                       ======        =====             ======        =====



                 Current Credit Exposure - By Obligor Industry:
                 ----------------------------------------------
                           (U.S. dollars in millions)


                       November 24, 1995               November 29, 1996
                       -----------------               -----------------
Industry                 $          Percent              $          Percent
-----------            ------       -------            ------       -------
Banks                 $349.7          85.8%            $257.7         69.9%
Industrials             29.6           7.3               48.4         13.1
Financials              20.3           5.0               43.3         11.7
Government Agencies      7.6           1.9               19.4          5.3
                         ---           ---               ----          ---
   Total              $407.2         100.0%            $368.8        100.0%
                      ======         =====             ======        =====


         The Company has entered into and expects to continue to enter into transactions frequently with FPI or GSCM (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At November 29, 1996, the Company had $12.6 million of credit exposure to GSCM as a result of these transactions. Due to the level of credit exposure to Group or its affiliates at November 29, 1996, the Company does not believe that financial information with respect to Group is material to investors in the Company's securities.

         The Company anticipates that its credit exposures may be highly concentrated since Derivative Transactions reported as assets and short term investments may be transacted with a limited number of counterparties. At November 24, 1995 the Company had credit exposure net of collateral exceeding 10% of its total assets to Sumitomo Bank. Sumitomo Bank was rated A+ by S&P at November 24, 1995. At November 29, 1996, the Company had credit exposure net of collateral exceeding 10% of its total assets to Banque National Paribas and Morgan Guaranty Trust Company of New York. The Company would incur a large loss if either counterparty were to default. However, Banque National Paribas and Morgan Guaranty Trust Company of New York were rated A+ and AAA, respectively, by S&P at November 29, 1996, and the Company currently does not anticipate any loss as a result of these exposures. Additionally, the Company currently does not consider its credit exposure to any counterparty excessive since none of such exposures exceeded the Company's net worth.

         As of November 29, 1996, the Company was a party to Derivative Transactions with a notional amount of $30.5 billion. Of these, $6.6 billion notional amount with an estimated fair market value of $15.7 million represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.



        Notional Amount of Derivative Transactions With Potential Credit
                             Exposure By Maturity:
        ----------------------------------------------------------------
                           (U.S. dollars in millions)


                       November 24, 1995               November 29, 1996
                       -----------------               -----------------
                         $          Percent              $          Percent
                       ------       -------            ------       -------

1994-1996               3,402         15.2%              $850          3.6%
1997-1999              10,544         47.2             12,918         54.0
2000-2003               4,469         20.0              4,671         19.5
2004-2005               3,283         14.7              2,549         10.7
2006-2021                 637          2.9              2,895         12.2
                          ---          ---              -----         ----
     Total            $22,335        100.0%           $23,883        100.0%
                      =======        =====            =======        =====

        Notional Amount of Derivative Transactions With Potential Credit
                     Exposure By Credit Quality of Obligor:
--------------------------------------------------------------------------------
                           (U.S. dollars in millions)



                       November 24, 1995               November 29, 1996
                       -----------------               -----------------
S&P Rating               $          Percent              $          Percent
-----------            ------       -------            ------       -------

    AAA                $2,571         11.5%            $2,727         11.4%
    AA+                   500          2.2                472          2.0
    AA                    685a         3.1                696a         2.9
    AA-                 1,254          5.6              1,133          4.7
    A+                  1,482          6.6                274          1.1
    A                   1,301          5.8              1,465          6.1
    A-                     99          0.4              1,088          4.6
    Below A-              200a         0.9                290a         1.2
    Affiliates         14,243         63.9             15,738         66.0
                       ------         ----             ------         ----
     Total            $22,335        100.0%           $23,883        100.0%
                      =======        =====            =======        =====

 (a) Includes Derivative Transactions which were collateralized in part.



        Notional Amount of Derivative Transactions With Potential Credit
                  Exposure By Principal Underlying Index Type:
--------------------------------------------------------------------------------
                           (U.S. dollars in millions)


                       November 24, 1995               November 29, 1996
                       -----------------               -----------------
Industry                 $          Percent              $          Percent
-----------            ------       -------            ------       -------


Interest rate         $19,792         88.6%            $19,910        83.4%
 Currency               1,826          8.2               3,923        16.4
 Other                    717          3.2                  50         0.2
                          ---          ---                  --         ---
     Total            $22,335        100.0%            $23,883       100.0%


         The notional amount of currencies, expressed in U.S. dollars at November 29, 1996, to be exchanged under currency options and currency swaps outstanding at November 29, 1996 (see "Currency" in the table above) were U.S. dollars ($1,685 million), European currency units (approximately $507 million), Japanese yen (approximately $382 million), Dutch guilders (approximately $381 million), Deutsche marks (approximately $275 million), British pounds (approximately $271 million), Italian lire (approximately $132 million), French francs (approximately $75 million), Australian dollars (approximately $64 million), Brazilian real (approximately $57 million), Swedish krona (approximately $45 million), Swiss francs (approximately $39 million), Belgian francs (approximately $6 million) and Canadian dollars (approximately $4 million).

         The fair values of Derivative Transactions as of November 29, 1996 and the average monthly fair values of such instruments for the fiscal year then ended, computed in accordance with the Company's netting policy, are as follows:

                          November 29, 1996                 Average
                          -----------------                 -------
                                  (U.S. dollars in millions)
                      Assets      Liabilities        Assets        Liabilities
                      ------      -----------        ------        -----------
Non-affiliates
--------------
Derivative
  Transactions        $222.5         $107.4          $214.3           $96.1

Affiliates
----------
Derivative
  Transactions           5.3            4.2             4.0            69.8


         The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At November 29, 1996, FPI had total liabilities of $304 million and its long-term debt securities were rated Aaa/AAA/AAA by Moody's Investors Service, Inc., S&P and Fitch, respectively.

         At November 29, 1996, the Company had $142 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, such dividends and distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

         The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement covering $500 million of Medium-Term Notes that are being offered on a continuous basis. The Company has issued and outstanding $40 million principal of Nikkei 225 Indexed Notes due December 22, 2000 and $73 million principal of S&P Enhanced Stock Index Growth Notes due August 9, 2002 and may issue additional Medium-Term Notes or otherwise incur debt in order to acquire new Derivative Transactions. As a result, the Company's leverage may increase. The Company's activities may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

         Partners' capital is not subject to withdrawal or redemption on demand by the partners. However, under U.S. federal tax regulation, the Company withholds income tax on behalf of its partners. This withholding, which is accounted for as a distribution to partners, amounted to $4.530 million and $4.486 million for the fiscal year ended 1996 and 1995, respectively. Other than such withholding, all net income during fiscal 1995 and fiscal 1996, respectively, was retained in partners' capital. At November 29, 1996, the Company had $134 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Schedules on page F-1.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                           PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership Agreement (as defined in Item 12) of the Company provides for the conduct and management of the Company's business to be performed by the Corporate General Partner. The Company does not compensate the directors or officers of the Corporate General Partner for their services to the Company. The compensation received by a director or officer of the Corporate General Partner from Group or its affiliates is not determined by reference to the services performed by such director or officer for the Corporate General Partner.

         The table below sets forth the names, ages and positions of the persons who are the directors and executive officers of the Corporate General Partner. All the directors below are also directors of GS Financial Products Co. ("GSFP Co."), the managing general partner of FPI, and Executive Vice Presidents of Group.

Name                            Age    Position
----                            ---    --------
Bracebridge H. Young, Jr.        40    Director
Jacob D. Goldfield               37    Director
Richard E. Witten                43    Director
Oki Matsumoto                    33    Director
Thomas K. Montag                 40    Director
Kipp Nelson                      37    Director
Greg Swart                       29    President
Amy Furman                       31    Secretary
Daphine Campbell                 31    Vice President
Robert L. Gulley                 36        *
______________

         * As indicated below, Mr. Gulley is not an officer of the Corporate General Partner. However, the Company believes Mr. Gulley could be deemed to be a significant employee of the Corporate General Partner.

         Bracebridge H. Young, Jr., has been a Director of the Corporate General Partner since February 28, 1992. Mr. Young became a general partner of GS&Co. in 1988. In November 1996 Mr. Young became a participating limited partner of Group.

         Jacob D. Goldfield has been a Director of the Corporate General Partner since November 19, 1992. Mr. Goldfield became a general partner of GS&Co. in 1990. Mr. Goldfield has been a Director of the corporate general partner of GSMMDP since October 1993 and has also served intermittently as President of the corporate general partner of GSMMDP. In November 1996, Mr. Goldfield became a participating limited partner of Group.

         Richard E. Witten has been a Director of the Corporate General Partner since August 22, 1994. Mr. Witten became a general partner of GS&Co. in 1990. In November 1996, Mr. Witten became a participating limited partner of Group.

         Oki Matsumoto has been a Director of the Corporate General Partner since May 1, 1995. Mr. Matsumoto became a general partner of GS&Co. and a director of Goldman Sachs (Japan) Limited in 1994. Mr. Matsumoto was a vice president of GS&Co. prior to that time. In November 1996, Mr. Matsumoto became a participating limited partner of Group.

         Thomas K. Montag has been a Director of the Corporate General Partner since May 1, 1995. Mr. Montag became a general partner of GS&Co. in November 1994 and was a vice president of GS&Co. prior to that time. Mr. Montag is a director of the corporate general partner of GSMMDP. Commencing in October 1993, Mr. Montag has served intermittently as president and vice president of the corporate general partner of GSMMDP. In November 1996, Mr. Montag became a participating limited partner of Group.

         Kipp Nelson has been a Director of the Corporate General Partner since May 1, 1995. Mr. Nelson became a general partner of GS&Co. in November 1994 and was a vice president of GS&Co. prior to that time. Mr. Nelson has also been a managing director of Goldman Sachs International since February 1995. In November 1996, Mr. Nelson bacame a participating limited partner of Group.

         Greg Swart has been President of the Corporate General Partner since February 5, 1992. Mr. Swart is also the President of GSFP Co., the managing general partner of FPI. Mr. Swart has been an employee of Goldman Sachs (Cayman) Trust, Limited ("Cayman Trust"), a Group Affiliate, since October 1991 and prior to that was an Assistant Manager in the Controllers Department of Goldman Sachs International ("GSI") from January 1990 to January 1991.

         Amy Furman has been Secretary of the Corporate General Partner since August, 1996. Ms. Furman is also the Secretary of GSFP Co., the managing general partner of FPI. Ms. Furman has been an employee of Cayman Trust since May 1994 and prior to that was an associate at Penn Corp. Financial Group from January 1992 to October 1993.

         Daphine Campbell has been a Vice President of the Corporate General Partner since August 1996. Ms. Campbell has been an employee of Cayman Trust since January 1993 and prior to that was an employee of Midland Bank Trust (Cayman) from January 1989 to December 1992.

         Robert L. Gulley has been an employee of GS&Co. since 1986 and is currently a vice president. Mr. Gulley is not an officer of the Corporate General Partner or the Company; however, he could be deemed a significant employee of the Corporate General Partner.

         The President, Vice President and the Secretary are responsible to the Board of Directors for the execution of transactions approved by the Board and the administration of the business of the Corporate General Partner (including the business of the Company) pursuant to authorities given by the Board. There are no other officers of the Corporate General Partner or the Company.


ITEM 11:  EXECUTIVE COMPENSATION

         The Company does not employ any persons to conduct its business and does not maintain any employee benefit plans. Instead, as discussed above under "Directors and Executive Officers" in Item 10, the conduct and management of the Company's business is performed by the Corporate General Partner. Neither the directors nor the officers of the Corporate General Partner receive any compensation from the Company for their services to the Company. As discussed under "Certain Relationships and Related Transactions" in Item 13, the Company engages Group Affiliates to perform operational and administrative functions.

         The Company paid $195 thousand and $211 thousand during the fiscal years ended November 24, 1995 and November 29, 1996, respectively, for services pursuant to agreements with Group Affiliates. No services were obtained or charged under the Origination Agreements (as defined in Item 13) during the fiscal years ended November 24, 1995 and November 29, 1996 since all the transactions were done on a principal basis. It is anticipated, however, that charges will be incurred in the future. See "Certain Relationships and Related Transactions -- Summary of Expenses" in Item 13.

         The Company and the affiliates of Group providing services to the Company are all subsidiaries of Group. Each director of the Corporate General Partner, as a participating limited partner of Group, has substantially the same interest in the profits of the Company as he has in the profits of the affiliates that provide services to the Company. Accordingly, the directors of the Corporate General Partner are not benefited by these inter-company payments.

         Under the Partnership Agreement (as defined in Item 12) of the Company, the Corporate General Partner has an interest in the profits and losses of the Company which may not fall below 0.2%. This interest is intended, in part, to compensate the Corporate General Partner for the services of its officers and directors to the Company. No other payments to the Corporate General Partner will be made as a result of the performance of services by the officers and directors of the Corporate General Partner to the Company. The Corporate General Partner does not incur expenses on its own behalf as a result of its being Corporate General Partner.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company was formed February 5, 1992 pursuant to a limited partnership agreement (as amended and restated, the "Partnership Agreement"). There are two partners of the Company, the Corporate General Partner, which is both a general and a limited partner, and GS Financial Products, L.P. ("GSFP"), a limited partner.

         The sole business of the Corporate General Partner is to manage the Company. As of November 29, 1996, the Corporate General Partner had equity of $12.2 million, and $12.3 million of assets (principally cash and short-term investments).

         The Corporate General Partner has one authorized and outstanding deferred share (the "Deferred Share") held by Morgan Grenfell Nominees (Cayman) Ltd., a Cayman Islands company ("MGCL"). Under the Articles of Association of the Corporate General Partner, the Deferred Share has sufficient voting power to permit its holder to block an attempt to voluntarily dissolve the Corporate General Partner or the Company, even in circumstances where Group or its affiliates have become subject to insolvency proceedings. The Deferred Share has no other economic or voting rights. MGCL holds the Deferred Share as beneficial owner and not as trustee for the holders of any indebtedness of the Company and owes no duty to holders of the indebtedness, or other creditors of the Company, with respect to the exercise of the voting rights attached to the Deferred Share.

         In the event of an insolvency of the Company and an inadequacy of the assets of the Company to satisfy its liabilities, under Cayman Islands law, the assets of the Corporate General Partner would become available to the creditors of the Company. The Corporate General Partner is a Cayman Islands exempted limited liability company. As a result, under Cayman Islands law, creditors of the Company would have no recourse against the owners of the Corporate General Partner. Accordingly, in an insolvency proceeding, creditors of the Company would have only the assets of the Company and the Corporate General Partner available to satisfy their claims. This is similar to the protection afforded shareholders of a corporation organized in the United States.

         The sole shareholder of the Corporate General Partner is GSFP, a Cayman Islands exempted limited partnership. GSFP has two partners, GSFP Co., a general partner, and GSCI Holdings L.L.C. ("Holdings"), a limited partner. GSFP is also the managing general partner of FPI, while the Company is a general partner of FPI.

         GSFP Co. is a Cayman Islands limited liability company, all of the ordinary shares of which are owned by Holdings. Like the Corporate General Partner, GSFP Co. has one authorized and outstanding deferred share. Under the Articles of Association of GSFP Co. the deferred share has sufficient voting power to permit its holder to block an attempt to dissolve voluntarily GSFP Co., even in circumstances where Group or its affiliates have become subject to insolvency proceedings.

         Holdings is a Delaware limited liability company which is owned by Group and GS Equity Markets, L.P., a partnership controlled by Group.

         Group is the parent company of the Goldman Sachs organization. As discussed above, Group directly and indirectly owns all the ordinary shares of Holdings. In addition, all the directors of the Corporate General Partner are also Executive Vice Presidents of Group. Therefore, Group effectively controls the business and operations of the Company. See "Directors and Executive Officers" under Item 10. However, liabilities of the Company are not liabilities of, or guaranteed by, Group or any partner thereof or controlling person thereof. Accordingly, neither Group nor any such person has any liability with respect to any indebtedness or other obligations of the Company.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hedging Transactions with GSCM and FPI
--------------------------------------

         In the ordinary course of business, the Company enters into hedging transactions with GSCM and/or FPI. As of November 29, 1996 and November 24, 1995, the notional amounts of the Derivative Transactions with GSCM were $16.8 billion and $13.5 billion, respectively. As of November 29, 1996 and November 24, 1995, the notional amounts of the Derivative Transactions with FPI were $1.0 billion and $1.3 billion, respectively.

Operational and Administrative Relationships with Group
-------------------------------------------------------

         The Company has engaged Group Affiliates to perform substantially all of its operational and administrative functions. These services include both services which the Company believes are essential to its ability to continue to function ("Administrative Services"), as well as those services which it needs in order to continue to expand its business ("New Business Services"). The Company will not enter into any agreement or Derivative Transaction with any affiliate of Group on terms that it believes are less favorable than arm's length. The Company believes that the fees it has paid or will pay to Group Affiliates under the Administrative Services and New Business Services agreements are at least as favorable as would be available from non-affiliated entities. Each of these agreements had an original term of 10 years. While each of these agreements provides for resignation or termination of the appointment of the relevant Group Affiliate upon 60 days' written notice, the relevant Group Affiliate is not permitted to resign until a successor is appointed. Were the Company to replace Group Affiliates as the providers of services under these agreements, it is uncertain whether such services could be obtained at the same expense, although the Company believes that they could be.

         The Company has also entered into backup arrangements with Morgan Grenfell (Cayman) Limited to provide Administrative Services if the Group Affiliates providing the Administrative Services were unable to do so or were terminated by the Company. However, in the case of New Business Services, if a Group Affiliate performing New Business Services were unable to perform or were terminated by the Company, the Company might not be able to find a successor to perform such services. Without New Business Services, the Company may be unable to enter into any further Derivative Transactions, at which point its business may in practice be restricted to collecting the payments from its assets as they mature and holding such payments in cash equivalents until they are used to satisfy its liabilities.

         Following are summaries of certain provisions of the Company's agreements regarding operational and administrative services with Group Affiliates. These summaries do not purport to be complete and are subject to, and are qualified in their entirety by reference to, copies of the agreements, which are exhibits hereto. See Item 14.

   Administrative Services Agreements
   ----------------------------------

         The services which the Company considers Administrative Services include the maintenance of books, records and accounts, the preparation and distribution of financial statements and other such material, and the investment on a short-term basis of the Company's excess cash resources pursuant to prearranged guidelines. These services currently are provided under an agreement (the "Custodian Agreement") with Cayman Trust. In addition, pursuant to another agreement (the "Space Sharing Agreement"), Cayman Trust provides for the non-exclusive use within its premises of space for the Company's business uses, including directors' and partners' meetings, as well as telecopy facilities and separate telephone and post office box facilities. Each of the Company's agreements with Cayman Trust was entered into on November 27, 1992. The Custodian Agreement requires the Company to pay fees of $150,000 per annum, subject to renegotiation under materially changed circumstances, while the Space Sharing Agreement requires the Company to pay fees of $5,000 per annum, plus reasonable expenses.

         Additionally, the Company holds brokerage accounts with two Group Affiliates, GS&Co. and GSI, and various Group Affiliates may provide custody services for, and clear and settle transactions by, the Company.

   New Business Services Agreements
   --------------------------------

         Each of GS&Co. and GSI provides or will provide New Business Services pursuant to separate agreements with the Company (together, the "Origination Agreements"). Under these Agreements, each of GS&Co. and GSI has agreed to use reasonable efforts to obtain bids from third parties with respect to proposed transactions between third parties and the Company. In addition, GS&Co. has agreed to provide, or cause to be provided, analyses of products and transactions and credit reviews of counterparties. See "Business -- Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk -- Counterparty Credit Quality" under Item 1. GS&Co. has no liability in respect of the provision of such credit reviews except in the case of gross negligence. GS&Co. also provides, pursuant to another agreement (the "Calculation Agreement"), certain technical and administrative services to the Company, principally those required in connection with new Derivative Transactions such as performing calculations designed to measure credit and other risks to which the Company may be subject.

         The Origination Agreements and the Calculation Agreement require the Company to pay an amount equal to 105% of the costs and expenses of providing the services covered by the agreements, apportioned in accordance with Group's apportionment of such expenses for federal income tax purposes. In addition, if the Company enters into a transaction based on a bid provided pursuant to an Origination Agreement, the Company would pay a fee equal to the fee which typically would be charged to third parties with respect to those services. For an interest rate swap, the fee would generally be the present value of between
 .001% and .01% per year of the notional principal amount of the interest rate swap.

         The Company does not currently anticipate making any changes to the method pursuant to which costs are apportioned under the Origination and Calculation Agreements. The Company expects the level of such expenses to continue to increase in proportion with increases, if any, in the volume of Derivative Transactions entered into. The Company believes that its costs would be substantially similar if it were to obtain from third parties the services provided pursuant to these agreements and that the method of cost allocation used in such agreements is reasonable.

   Summary of Expenses
   -------------------

         The following table summarizes the charges paid by the Company during the fiscal years ended November 25, 1994, November 24, 1995 and November 29, 1996 pursuant to the foregoing agreements. No services were obtained or charged under the Origination Agreements through November 29, 1996, since all the transactions prior to such date were done on a principal basis. It is anticipated, however, that charges will be incurred in the future. Charges under the Calculation Agreement for the period were determined by applying the standard hourly overhead rates used by Group for the time spent by individuals providing services under such Agreement.



                                       Group
                                       Affiliate
               Description             Party            Basis of                         Compensation expense incurred
Agreement      of Service              Thereto          Compensation                     during the Fiscal Years Ended
---------      ----------              -------          ------------                     -----------------------------
                                                                                         (U.S. dollars in thousands)
                                                                                 Nov. 25, 1994    Nov. 24, 1995    Nov. 29, 1996
                                                                                 -------------    -------------    -------------

Custodian      "Back Office", i.e.,     Cayman Trust    $50.0 per annum             $50.0             $150.0          $150.0
Agreement      payment process-                         in fiscal year
               ing, accounting,                         1994; and $150.0
               cash management,                         per annum in 1995
               custody                                  and 1996

Space          Office Space             Cayman Trust    $5,000 per annum             $5.0                $5.0            $5.0
Sharing
Agreement

Origination    Opportunities to         GS&Co.          Cost plus 5%                 $0.0                $0.0            $0.0
Agreement      bid on intermediation
               of third party
               transactions

Origination    Opportunities to         GSI             Cost plus 5%                 $0.0                $0.0            $0.0
Agreement      bid on intermediation
               of third party
               transactions

Calculation    Credit Risk limit        GS&Co.          Cost plus 5%                 $61.3                $40.5            $56.0
Agreement      calculations



                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)     Documents filed as a part of this Report:

          1. Financial Statements
             The financial statements are listed on page F-1 hereof

          2. Financial Statement Schedules
             None required

  (b)     Reports on Form 8-K:
          None

  (c)     Exhibits:

Exhibit No. Description
----------- -------------------------------------------------------------------

 1.1 Distribution Agreement, dated January 3, 1996, between the Company and Goldman, Sachs & Co. ("GS&Co.")*

 3.1        Certificate of Registration of the Company**

3.2 (a)     Amended and  Restated Limited Partnership Agreement of the Company**

3.2 (b) Amendment, dated November 24, 1993, to the Amended and Restated Limited Partnership Agreement of the Company**

 3.3        Memorandum of Association  of the Corporate General Partner**

 3.4        Restated Articles  of Association  of the Corporate General
            Partner**

 4.1 Indenture between the Company and The Bank of New York, as Trustee, dated October 11, 1994***

 10.1 Origination Agreement, dated January 5, 1994, between Goldman Sachs International Limited and the Company**

 10.2 Origination Agreement, dated November 27, 1992, between GS&Co. and the Company**

 10.3 International Swaps and Derivative Association, Inc. Master Agreement, dated November 4, 1993, between the Company and GS Financial Products International, L.P. ("GSFPI")**

 10.4 International Swaps and Derivatives Association, Inc. Master Agreement, dated February 24, 1993 (the "GSCM Agreement"), between the Company and Goldman Sachs Capital Markets, L.P. ("GSCM")**

 10.5 Guaranty, dated February 24, 1993, by The Goldman Sachs Group, L.P. of GSCM's obligations under the GSCM Agreement**

 10.6 Calculation Agreement, dated January 5, 1994, between the Company and GS&Co.**

Exhibit No. Description
----------- -------------------------------------------------------------------

10.7 (a) Custodian Agreement, dated November 27, 1992 (the "Custody Agreement") between the Company and Goldman Sachs (Cayman) Trust, Limited ("Cayman Trust") ****

10.7 (b) Amendment No. 1, dated as of February 14, 1996, to the Custody Agreement *****

 10.8 Space Sharing Agreement, dated November 27, 1992, between Cayman Trust and the Company**

 10.9 Back-up Agreement, dated June 10, 1993, between Morgan Grenfell (Cayman) Limited and the Company**

10.10 Assignment and Assumption Agreement, dated as of November 23, 1992, among the Company, GS&Co., GSCM and Group** +

 12.1       Statement re  computation of ratios  of earnings to fixed charges

 23.1       Consent of Coopers & Lybrand L.L.P.

 27.1       Financial Data Schedule

 99.1       Tax Exemption Certificate of the Company**

 99.2       Tax Exemption Certificate  of the Corporate General Partner**


Notes
---------------------------------

* Incorporated herein by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated January 3, 1996.

** Incorporated herein by reference from the same numbered exhibit to the Company's Registration Statement on Form S-1 (File No. 33-71544), dated October 7, 1994.

*** Incorporated herein by reference to the same numbered exhibit to the Company's Form 10-Q for the quarter ended August 26, 1994.

**** Incorporated herein by reference to Exhibit 10.7 to the Company's
     Registration Statement on Form S-1 (File No. 33-71544), dated October 7, 1994.

*****Incorporated herein by reference to the same numbered exhibit to the Company's Form 10-K for the year ended November 24, 1995.

+ A portion of this exhibit has been omitted pursuant to an order of the Securities and Exchange Commission dated October 6, 1994.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY

Report of Independent Accountants...........................................F-2

Balance Sheets as of November 24, 1995 and November 29, 1996................F-3

Statements of Income for the fiscal years ended
  November 25, 1994, November 24, 1995 and November 29, 1996................F-4

Statements of Changes in Partners' Capital for the fiscal years ended
  November 25, 1994, November 24, 1995 and November 29, 1996................F-5

Statements of Cash Flows for the fiscal years ended
  November 25, 1994, November 24, 1995 and November 29, 1996................F-6

Notes to Financial Statements...............................................F-7

                REPORT OF INDEPENDENT ACCOUNTANTS
                           __________



To the Partners,
GS Financial Products U.S., L.P.:

We have audited the accompanying balance sheets of GS FINANCIAL PRODUCTS U.S., L.P. as of November 24, 1995 and November 29, 1996, and the related statements of income, changes in partners' capital and cash flows for the fiscal years ended November 25, 1994, November 24, 1995 and November 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS Financial Products U.S., L.P., as of November 24, 1995 and November 29, 1996, and the results of its operations and its cash flows for the fiscal years ended November 25, 1994, November 24, 1995 and November 29, 1996, in conformity with accounting principles generally accepted in the United States.

                                      COOPERS & LYBRAND L.L.P.



New York, New York
January 21, 1997.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                 Balance Sheets
                           (U.S. dollars in thousands)
                                   __________


                                     November 24, 1995      November 29, 1996
                                     -----------------      -----------------
 Assets:
 Cash and cash equivalents (Note 1)     $168,692                  $141,550
 Short term investments (Note 1)          24,690                         0
 Derivative transactions, at fair
  value (Notes 1, 2 and 3):
    Affiliate                                  0                     5,273
    Non-affiliate                        230,326                   222,493
 Investment in affiliates (Note 4)         1,127                       952
 Other assets                                217                       707
                                        --------                  --------
               Total assets             $425,052                  $370,975
                                        ========                  ========

 Liabilities and Partners' Capital:
 Derivative transactions, at fair
  value (Notes 1, 2 and 3):
   Affiliate                            $153,446                  $  4,157
    Non-affiliate                         98,720                   107,401
 Long-term borrowings (Note 5)            40,383                   116,778
 Other liabilities and accrued
  expenses                                 7,698                     8,596
                                         -------                   -------
          Total liabilities              300,247                   236,932

 Commitments and contingencies (Note 4)

 Partners' capital:
  Limited Partners                       124,172                   133,364
  General Partner                            633                       679
                                         -------                   -------
    Total partners' capital              124,805                   134,043
                                         -------                   -------

 Total liabilities and partners'
   capital                              $425,052                  $370,975
                                        ========                  ========


    The accompanying notes are an integral part of the financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                              Statements of Income
                           (U.S. dollars in thousands)
                                   __________


                                           Fiscal Years Ended
                             --------------------------------------------------
                             Nov. 25, 1994    Nov. 24, 1995    Nov. 29, 1996
                             -------------    -------------    -------------
 Revenues:
 ---------

 Intermediation profit
   (Notes 1, 2 and 3)              $10,585           $7,898          $11,570
 Interest                            1,293            6,025            7,460
 Equity in (loss) earnings
   of affiliate (Note 4)               (7)                9              (10)
                                  --------            -----           ------
   Total revenues                  11,871            13,932           19,020

 Interest expense (Note 5)             27               471            3,627
                                   ------            ------            -----
    Revenues, net of
     interest expense               11,844            13,461           15,393

 Expenses:
 ---------

 Operating (Note 3)                 1,645               878              879
                                   ------            ------            -----
 Income before taxes               10,199            12,583           14,514

 Income taxes (Note 7)                  0               303              581
                                   ------            ------           ------
       Net Income                 $10,199           $12,280          $13,933
                                  -------           -------          -------
                                  -------           -------          -------

    The accompanying notes are an integral part of the financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                   Statements of Changes in Partners' Capital
                           (U.S. dollars in thousands)
                                   __________


                                   General           Limited            Total
                                 Partner's         Partners'        Partners'
                                   Capital           Capital          Capital
                                   -------           -------          -------

Balance, November 26, 1993           $543           $106,194         $106,737

  Change in cumulative
   translation adjustment               1                105              106

      Net Income                       51             10,148           10,199
                                     ----            -------          -------
 Balance, November 25, 1994           595            116,447          117,042

  Change in cumulative
   translation adjustment             (1)               (30)             (31)

  Net Income                           61             12,219           12,280

  Distribution to partners            (22)            (4,464)          (4,486)
                                     ----            -------          -------

Balance, November 24, 1995           $633           $124,172         $124,805


 Change in cumulative
   translation adjustment              (1)              (164)            (165)

 Net Income                            69             13,864           13,933

 Distribution to partners             (22)            (4,508)          (4,530)
                                     ----            -------          -------

Balance, November 29, 1996           $679           $133,364         $134,043
                                     ----           --------         --------
                                     ----           --------         --------



    The accompanying notes are an integral part of the financial statements.


                        GS FINANCIAL PRODUCTS U.S., L.P.

                            Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   __________


                                           Fiscal Years Ended
                             --------------------------------------------------
                             Nov. 25, 1994    Nov. 24, 1995    Nov. 29, 1996
                             -------------    -------------    -------------
Cash flows from operating
 activities:
 Net Income                   $  10,199         $   12,280        $    13,933
 Equity in (earnings) loss
 of affiliate                         7                 (9)                10

Decreases (increases) in
operating assets:
 Derivative transactions,
 at fair value:
   Affiliate                           0                 0             (4,050)
   Non-affiliate                (101,652)           24,308              7,833
Other assets                         (24)             (188)              (490)

Increases (decreases) in
operating liabilities:
 Derivative transactions,
 at fair value:
   Affiliate                      112,107          (15,791)          (149,481)
   Non-affiliate                   37,633           56,977              8,681
  Other liabilities and
    accrued expenses                  362            2,549              7,748
                                  -------           ------            -------
Net cash provided by (used in)
operating activities               58,632           80,126           (115,816)

Cash flows from investing
 activities:
  Short term investments                0          (24,690)            24,690
                                  -------           ------            -------

Net cash (used in) provided by
 investing activities                   0          (24,690)            24,690

Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings                       5,000                0                  0
  Repayment of short-term
  borrowings                            0           (5,000)                 0
  Proceeds from long-term
  borrowings                            0           40,000             73,000
  Distribution to Partners              0                0             (9,016)
                                  -------           ------            -------

Net cash provided by financing
 activities                         5,000           35,000             63,984

Net increase (decrease) in
 cash and cash equivalents         63,632           90,436            (27,142)

Cash and cash equivalents,
 beginning of period               14,624           78,256            168,692
                                  -------           ------            -------

Cash and cash equivalents, end
 of period                        $78,256         $168,692           $141,550
                                  -------          -------            -------
                                  -------          -------            -------


Supplemental disclosure of
cash flow information:
  Interest paid                       $27            $280              $1,067
  Income taxes paid                    $0              $0                $752


    The accompanying notes are an integral part of the financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                          Notes to Financial Statements
                                   __________


1. Business and Significant Accounting Policies:
   ---------------------------------------------

   The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures, or the purchase of the underlying instruments subject to the transactions, such as foreign currency and physical commodities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk (as described under Derivative Transactions -- see
   Note 2).

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

   The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The statements are reported in U.S. dollars, the functional currency of the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are measured using exchange rates prevailing as of the balance sheet dates. Revenues and expenses are measured at weighted average rates of exchange for the periods. The Company's equity in gains or losses resulting from translating the financial statements of affiliates in which it has invested, whose functional currency is other than the U.S. dollar, is recorded as cumulative translation adjustments and included in partners' capital.

   The Company's Derivative Transactions are recorded on a trade date basis.

   Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $7.0 million, $6.7 million and $6.1 million for the fiscal years ended 1996, 1995 and 1994, respectively.



                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   __________


   The remainder of intermediation profit for these periods resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges). Intermediation profit earned on performance guarantees is deferred and amortized over the term of the guarantee. (See Note 3.)

   Fair value for all Derivative Transactions is estimated by using financial models developed by affiliates, which incorporate market data for the relevant instruments or for instruments with similar characteristics. Fair value is estimated at a specified point in time. The nature, size, and timing of transactions and the liquidity of the markets may not ultimately allow for the realization of these values.

   No provisions for credit losses have been established for Derivative Transactions reported as assets, since counterparty credit quality is taken into account in determining fair value. Certain transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with the right of setoff in the event of a bankruptcy or default by the counterparty are presented net in the balance sheets.

   Cash equivalents are short-term, highly liquid investments including time deposits at banks with original maturities of three months or less. Short-term investments include time deposits at banks with original maturities of one year or less and are carried at cost plus accrued interest, which approximates market value.

   Certain prior year amounts have been reclassified to conform with the November 29, 1996 presentation.


2. Derivative Transactions:
   ------------------------

   The fair values of Derivative Transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with a right of setoff in the event of bankruptcy and default by the counterparty are presented on a net basis in the balance sheets. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased are reported, in accordance with the Company's netting policy, as assets in "Derivative Transactions". Similarly, the fair value of swap and forward agreements in a loss position as well as options written are reported as liabilities in "Derivative Transactions". Derivative Transactions reported, in accordance with the Company's netting policy, as assets are principally obligations of major international financial institutions, primarily banks, which are rated single A or better by major internationally recognized rating agencies.

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



                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

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

   The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such financial instruments, net of collateral. As of November 24, 1995 and November 29, 1996, the Company's aggregate credit exposure in respect of Derivative Transactions was approximately $214 million and $226 million, respectively. At November 29, 1996, the Company had credit exposure exceeding 10% of its total assets to two counterparties, which represented 26% of total assets. Both of the counterparties had a rating of single A or better from at least one internationally recognized credit rating agency. At November 24, 1995, the Company had credit exposure exceeding 10% of its total assets to one counterparty, which represented 16% of total assets. This counterparty had a rating of single A or better from at least one internationally recognized credit rating agency.

   The Company limits its credit risk by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $8 million and pledged collateral of approximately $7 million related to Derivative Transactions as of November 29, 1996.

   The Company also limits its credit risk by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see
   Note 7).

   A summary of the notional or contractual amounts ($ in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   __________


                                    November 24, 1995         November 29, 1996
                                    -----------------         -----------------

Non-affiliates
  Interest rate swap agreements                $7,240                    $6,869
  Currency options written                        712                     1,034
  Currency options purchased                        0                       594
  Interest rate options written                    74                     1,800
  Interest rate options purchased               2,090                     1,481
  Currency and other swap agreements              384                       502
  Foreign currency forwards                       230                       393

Affiliates
  Interest rate swap agreements                $9,808                    $9,879
   Currency options written                         0                       594
   Currency options purchased                     712                     1,034
   Interest rate options written                1,452                     1,481
   Interest rate options purchased              1,372                     2,458
   Currency and other swap agreements           1,259                     1,974
   Foreign currency forwards                      230                       393


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

   As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of November 29, 1996 and the average monthly fair values of such instruments for the fiscal year then ended, computed in accordance with the Company's netting policy, are as follows:


(U.S. dollars in millions)        November 29, 1996            Average
--------------------------        -----------------            -------
                                 Assets      Liabilities   Assets   Liabilities
                                 ------      -----------   ------   -----------
Non-affiliates
--------------
 Derivative transactions         $222.5       $ 107.4     $ 214.3     $96.1

Affiliates
----------
 Derivative transactions            5.3           4.2         4.0      69.8


3. Related Party Transactions:
   ---------------------------

   During the fiscal years ended 1996, 1995 and 1994, the Company purchased third party interest rate swaps and options from an affiliate at fair value and hedged these purchases with Derivative Transactions issued to affiliates. Intermediation profit related to these transactions were $473 thousand, $784 thousand and $2,226 thousand for the fiscal years ended 1996, 1995 and 1994, respectively.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   __________


   In the ordinary course of business, the Company enters into hedging transactions with affiliates. Through November 29, 1996, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

   In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates. For the fiscal years ended 1996, 1995 and 1994, approximately $211 thousand, $195 thousand and $116 thousand were charged for such services, respectively.


4. Investment in Affiliates:
   -------------------------

   The Company owns an approximate 1% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

   FPI is engaged in a business similar to that of the Company. As of November 29, 1996, its assets consist principally of Japanese equity and equity linked securities. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of November 29, 1996, FPI's long-term debt securities were rated Aaa/AAA/AAA by Moody's Investors Service, Inc., S&P and Fitch, respectively.

   FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

   Selected financial data for FPI (U.S. dollars in millions):

                                Fiscal years ended

                     November 25, 1994   November 24, 1995  November 29, 1996
                     -----------------   -----------------  -----------------
  Total assets             $1,310              $516              $400
  Total liabilities         1,195               406               304
  Partners' capital           115               110                96
  Net (loss) income          (0.7)              0.9              (0.3)


5. Long-term Borrowings:
   ---------------------

                                         November 24, 1995  November 29, 1996
                                         -----------------  -----------------

Nikkei Indexed Notes due December 22,
  2000(1)                                          $40,383            $40,449
S&P Enhanced Stock Index Growth
  Notes due August 9, 2002(2)                          --              76,329
                                                   -------             ------

                                                   $40,383           $116,778
                                                   =======           ========

------------------------
(1) Inclusive of embedded written option to the note holders of $11,022 as at November 24, 1995 and $11,610 as at November 29, 1996.

(2) Inclusive of embedded written option to the note holders of $25,251 as at November 29, 1996.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   __________


   The stated principal amounts of the Nikkei Indexed Notes and S&P Enhanced Stock Index Growth Notes are $40 million and $73 million, respectively. The Company's obligations to the note holders under both notes could increase based upon the closing equity index levels of the Nikkei 225 and S&P 500 indices at maturity. There is no stated coupon on the notes.

   The Company has ascribed the proceeds from the notes to the underlying principal component and the embedded written equity index option. The amounts ascribed to the principal component will accrete, under the effective interest method, to the stated principal amount over time. The embedded written options are recorded at fair value.

   The Company has entered into Derivative Transactions with an affiliate to effectively convert its obligations under both notes into U.S. dollar-based floating interest rate costs. The gains and losses on the interest rate component of these Derivative Transactions are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the notes. The Derivative Transactions hedging the embedded equity options are recorded at fair value. Including the impact of the Derivative Transactions, the weighted average interest rate for the notes was 5.41% as of November 29, 1996 and 5.89% as of November 24, 1995.


6. Liability of General Partner:
   -----------------------------

   The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company. The assets of the Corporate General Partner consist principally of cash and short-term investments. Short-term investments include U.S. Treasuries and government agency securities with maturities of less than one year, and are carried at cost plus accrued interest, which approximates fair value. The Corporate General Partner had assets of $12.3 million and equity of $12.2 million as of November 29, 1996 and $11.9 million of assets and equity as of November 24, 1995.


7. Income Taxes:
   -------------

   The Company is not subject to U.S. federal income taxes. In accordance with U.S. Federal tax regulations, the Company withholds income tax on behalf of its partners. These payments are made on behalf of the Company by a related party. For the fiscal year ended November 29, 1996 the related party remitted $4.530 million to tax authorities, the entire amount of which the Company has paid to the related party. For the fiscal year ended November 24, 1995 remittances by the related party to tax authorities amounted to $4.486 million, the entire amount of which was included in other liabilities and accrued expenses at November 24, 1995 and was subsequently paid to the related party.

   Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statement of income for the fiscal year ended November 29, 1996 and November 24, 1995 includes a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

                            SIGNATURE
                            ---------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of February, 1997.



                                   GS FINANCIAL PRODUCTS U.S., L.P.
                                   acting by its general partner, GS Financial
                                   Products US Co.



                              By:            /s/     Greg Swart
                                   --------------------------------------------
                                               Greg Swart
                                        President, Principal Financial Officer
                                        and Principal Accounting Officer

                                   For and on behalf of GS Financial Products US Co., managing general partner of GS Financial Products U.S., L.P.

                           SIGNATURES
                           ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signatures                        Capacity                Date
     ----------                        --------                ----
                                    position with
                                   general partner



 /s/ Bracebridge H. Young, Jr.         Director             February 27, 1997
------------------------------
 Bracebridge H. Young, Jr.



 /s/ Jacob D. Goldfield                Director             February 27, 1997
------------------------------
 Jacob D. Goldfield



 /s/ Richard E. Witten                 Director             February 27, 1997
------------------------------
 Richard E. Witten



 /s/ Oki Matsumoto                     Director             February 27, 1997
------------------------------
 Oki Matsumoto



 /s/ Thomas K. Montag                  Director             February 27, 1997
------------------------------
 Thomas K. Montag



 /s/ Kipp Nelson                       Director             February 27, 1997
------------------------------
Kipp Nelson



 /s/ Greg Swart                        President,           February 27, 1997
------------------------------     Principal Financial
 Greg Swart                            Officer and
                                   Principal Accounting
                                        Officer