Form 10-Q
period 1997-02-28
GS FINANCIAL PRODUCTS US LP
filed 1997-04-14
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934 for the quarterly period ended February 28, 1997


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

       Yes  X                                                 No
          -----                                                 -----

GS FINANCIAL PRODUCTS U.S., L.P.
Form 10-Q


PART I: FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1: Financial Statements (Unaudited):

        Condensed Statements of Income for the Three Fiscal Months
         ended February 23, 1996 and February 28, 1997.........................3

        Condensed Balance Sheets as of November 29, 1996 and
         February 28, 1997.....................................................4

        Condensed Statement of Changes in Partners' Capital for
         the Three Fiscal Months ended February 28, 1997.......................5

        Condensed Statements of Cash Flows for the Three Fiscal
         Months ended February 23, 1996 and February 28, 1997..................6

        Notes to the Condensed Financial Statements............................7


Item 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

        Liquidity and Capital Resources.......................................15


PART II: OTHER INFORMATION

Item 1: Legal Proceedings.....................................................21


Item 4: Submission of Matters to a Vote of Security Holders...................21


Item 6: Exhibits and Reports on Form 8-K......................................21


Signature.....................................................................22

PART I: FINANCIAL INFORMATION
-----------------------------


                        GS FINANCIAL PRODUCTS U.S., L.P.

                         Condensed Statements of Income
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


                                          For the Three Fiscal Months Ended
                                          ---------------------------------
                                       February 23, 1996       February 28, 1997
                                       -----------------       -----------------
REVENUES:
   Intermediation profit                   $1,932                   $4,336
   Interest                                 2,140                    2,102
   Equity in earnings (loss)
     of affiliate                               0                      (14)
                                           ------                   ------
        Total revenues                      4,072                    6,424

Interest expense                              561                    1,602
                                              ---                    -----

        Revenues, net of interest
          expense                           3,511                    4,822

EXPENSES:
   Operating                                  300                      179
                                              ---                      ---

Income before taxes                         3,211                    4,643

Income taxes                                  128                      186
                                           ------                   ------
        Net Income                         $3,083                   $4,457
                                           ------                   ------
                                           ------                   ------

















               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                            Condensed Balance Sheets
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


                                       November 29, 1996       February 28, 1997
                                       -----------------       -----------------

ASSETS:
  Cash and cash equivalents                $141,550                $202,467
  Derivative transactions,
   at fair value:
     Affiliate                                5,273                   9,064
     Non-affiliate                          222,493                 205,667
  Investment in affiliates                      952                     900
  Other assets                                  707                     409
                                           --------                --------
           Total assets                    $370,975                $418,507


LIABILITIES AND PARTNERS' CAPITAL:
  Derivative transactions,
   at fair value:
     Affiliate                               $4,157                      $0
     Non-affiliate                          107,401                 130,599
  Long-term borrowings                      116,778                 120,409
  Other liabilities and accrued expenses      8,596                  29,037
                                            -------                 -------
           Total liabilities                236,932                 280,045

  Commitments and contingencies

  Partners' capital:
     Limited partners                       133,364                 137,761
     General partner                            679                     701
                                            -------                 -------
           Total partners' capital          134,043                 138,462
                                            -------                 -------

     Total liabilities and
      partners' capital                    $370,975                $418,507
                                            -------                 -------
                                            -------                 -------









               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

              Condensed Statement of Changes in Partners' Capital
              For the Three Fiscal Months Ended February 28, 1997
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


                                         General         Limited          Total
                                       Partner's       Partners'      Partners'
                                         Capital         Capital        Capital
                                         -------         -------        -------

Balance, November 29, 1996                  $679        $133,364       $134,043

Net Income                                    22           4,435          4,457

Translation adjustment                         0             (38)           (38)
                                         -------         -------        -------

Balance, February 28, 1997                  $701        $137,761       $138,462
                                         -------         -------        -------
                                         -------         -------        -------









               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                       Condensed Statements of Cash Flows
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


                                           For the Three Fiscal Months Ended
                                           ---------------------------------
                                       February 23, 1996       February 28, 1997
                                       -----------------       -----------------

Cash flows from operating activities:
  Net Income                                     $3,083                  $4,457
  Equity in loss of affiliate                         0                      14

  Decreases in operating assets:
     Derivative transactions,
      at fair value:
        Affiliate                                     0                     456
        Non-affiliate                             6,949                  16,826
     Other assets                                    33                     298

  (Decreases) Increases in operating
   liabilities:
     Derivative transactions,
      at fair value:
        Affiliate                              (107,933)                 (4,157)
        Non-affiliate                             1,919                  23,198
     Other liabilities and
      accrued expenses                              343                  19,825
                                               --------                 -------

    Net cash (used in) provided by
     operating activities                       (95,606)                 60,917

Cash flows from investing activities:
  Short term investments                          1,313                       0
                                               --------                 -------

    Net cash provided by
     investing activities                         1,313                       0

Net (decrease) increase in cash and
cash equivalents                                (94,293)                 60,917

Cash and cash equivalents, beginning
of period                                       168,692                 141,550
                                               --------                 -------

    Cash and cash equivalents,
     end of period                              $74,399                $202,467
                                               --------                 -------
                                               --------                 -------


Supplemental disclosure of cash
 flow information:
     Interest paid                                  $0                   $1,004













               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                   ----------


1.  Business and Basis of Presentation:
    ----------------------------------

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

    The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal years ended November 24, 1995 and November 29, 1996, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1996. Results for the three fiscal months are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

    The condensed balance sheet data as of November 29, 1996 was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

    Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $1.4 million and $3.0 million for the fiscal quarters ended February 23, 1996 and February 28, 1997, respectively.

                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


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

    Certain prior period amounts have been reclassified to conform with the February 28, 1997 presentation.


2.  Derivative Transactions:
    -----------------------

    The fair values of Derivative Transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with a right of setoff in the event of bankruptcy and default by the counterparty are presented on a net basis in the balance sheets. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased are reported, in accordance with the Company's netting policy, as assets in "Derivative Transactions". Similarly, the fair value of swap and forward agreements in a loss position, as well as options written are reported as liabilities in "Derivative Transactions". Derivative Transactions reported, in accordance with the Company's netting policy, as assets are principally obligations of major international financial institutions, primarily banks, which are rated single A or better by major internationally recognized rating agencies.

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

                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


    While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be impacted by changes in interest rates or foreign exchange rates.

    The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such Derivative Transactions, net of collateral. As of November 29, 1996 and February 28, 1997, the Company's aggregate credit exposure in respect of financial instruments was approximately $226 million and approximately $187 million, respectively. At November 29, 1996, the Company had credit exposure exceeding 10% of its total assets to two counterparties, which represented 26% of total assets. Both of the counterparties had a rating of single A or better from at least one internationally recognized credit rating agency. At February 28, 1997, the Company had credit exposure net of collateral exceeding 10% of its total assets to three counterparties, which represented 42% of total assets. Each of the counterparties had a rating of single A plus or better from at least one internationally recognized credit rating agency.

    The Company limits its credit risk by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $7 million and pledged collateral of approximately $7 million related to Derivative Transactions as at February 28, 1997.

    The Company also limits its credit risk by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 6).

    A summary of the notional or contractual amounts (U.S. dollars in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.

                                       November 29, 1996       February 28, 1997
                                       -----------------       -----------------
    Non-affiliates
      Interest rate swap agreements             $6,869                   $6,697
      Currency options written                   1,034                    1,040
      Currency options purchased                   594                      638
      Interest rate options written              1,800                    1,996
      Interest rate options purchased            1,481                    1,434
      Currency and other swap agreements           502                      594
      Foreign currency forwards                    393                      623

   Affiliates
      Interest rate swap agreements             $9,879                   $8,010
      Currency options written                     594                      638
      Currency options purchased                 1,034                    1,040
      Interest rate options written              1,481                    1,534
      Interest rate options purchased            2,458                    2,557
      Currency and other swap agreements         1,974                    1,961
      Foreign currency forwards                    393                      623

                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


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

    As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions as of November 29, 1996 and February 28, 1997 and the average monthly fair values of such instruments for the fiscal year ended November 29, 1996 and the three fiscal months ended February 28, 1997, computed in accordance with the Company's netting policy, are as follows:

    (U.S. dollars in millions)  As of November 29, 1996  As of February 28, 1997
    --------------------------  -----------------------  -----------------------
                                Assets      Liabilities  Assets      Liabilities
                                ------      -----------  ------      -----------
    Derivative Transactions
    -----------------------
    Non-affiliates              $222.5          $107.4   $205.7          $130.6
    Affiliates                     5.3             4.2      9.1               0


                           Average Monthly Fair Value
                           (U.S. dollars in millions)

                          Twelve fiscal months ended  Three fiscal months ended
                              November 29, 1996           February 28, 1997
                              -----------------           -----------------
                          Assets         Liabilities    Assets      Liabilities
                          ------         -----------    ------      -----------
    Derivative
    Transactions
    ------------
    Non-affiliates        $214.3               $96.1    $211.7           $117.3
    Affiliates               4.0                69.8      15.1             10.6


3.  Related Party Transactions:
    --------------------------

    In the ordinary course of business, the Company enters into hedging transactions with affiliates. Through February 28, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

    In  accordance  with  agreements  with  certain  affiliates,  technical  and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates. For the three fiscal months ended February 23, 1996 and February 28, 1997, approximately $48 thousand and $42 thousand, respectively, were charged for such services.


4.  Investment in Affiliates:
    ------------------------

    The Company owns an approximate 1% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


    FPI is engaged in a business similar to that of the Company. As of February 28, 1997, its assets consist principally of Japanese equity and equity linked securities. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of February 28, 1997, FPI's long-term debt securities were rated Aaa/AAA/AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

    FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

    Selected financial data for FPI (U.S. dollars in millions):
                                       November 29, 1996       February 28, 1997
                                       -----------------       -----------------

    Total assets                                    $400                   $438
    Total liabilities                                304                    348
    Partners' capital                                 96                     90


5.  Long-term Borrowings:
    --------------------

                                       November 29, 1996       February 28, 1997
                                       -----------------       -----------------

    Nikkei Indexed Notes due
    December 22, 2000(1)                         $40,449                 $40,293

    S&P Enhanced Stock Index
     Growth Notes due
     August 9, 2002(2)                            76,329                  80,116
                                                --------                --------
                                                $116,778                $120,409
                                                ========                ========

    (1) Inclusive of embedded written option to the note holders of $11.6 million as at November 29, 1996 and $8.8 million as at February 28, 1997.
    (2) Inclusive of embedded written option to the note holders of $25.3 million as at November 29, 1996 and $28.3 million as at February 28, 1997.

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

    The Company has entered into Derivative Transactions with an affiliate to effectively convert its obligations under both notes into U.S. dollar-based floating interest rate costs. The periodic receipts and payments on the interest rate component of these Derivative Transactions are recognized as adjustments to interest expense and are accrued over the life of the notes. The Derivative Transactions hedging the embedded equity options are recorded at fair value. Including the impact of the Derivative Transactions, the weighted average interest rate for the notes was 5.41% as of November 29, 1996 and 5.40% as of February 28, 1997.

                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


6.  Liability of General Partner:
    ----------------------------

    The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

    The assets of the Corporate General Partner consist principally of cash and short-term investments. Short-term investments include U.S. Treasuries and government agency securities with maturities of less than one year, and are carried at cost plus accrued interest, which approximates fair value. The Corporate General Partner had assets and equity of approximately $12.2 million as of November 29, 1996 and approximately $12.5 million as of February 28, 1997.


7.  Income Taxes:
    ------------

    The Company is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. These payments were made on behalf of the Company by a related party. For the fiscal year ended November 29, 1996, the related party remitted $4.53 million to tax authorities, the entire amount of which the Company repaid to the related party. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal quarters ended February 23, 1996 and February 28, 1997, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

       The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency and physical commodities. The Company's owned or guaranteed Derivative Transactions consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies.

       At February 28, 1997, the Company had entered into or guaranteed $22.2 billion notional amount of interest rate swaps and options, $7.0 billion notional amount of currency options, forwards and swaps and $0.2 billion notional amount of other swaps and options with a total of 75 counterparties.

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

       Through February 28, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $16.4 billion notional amount of Derivative
Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

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

         Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of February 28, 1997, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

       Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of February 28, 1997 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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

       For United States federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is not subject to United States federal income tax on its profits. Instead, any profits or losses of the Company are attributed to its partners. Prior to January 1, 1997, the Company was required by United States federal tax regulations to withhold income tax on behalf of its partners with respect to their share of the Company's profits from the active conduct of business in the United States. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under US federal tax regulations. As a result of the development of its business, the Company determined that certain of it's income was subject to a 4% New York City unincorporated business tax. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

Three Fiscal Months Ended February 28, 1997 Versus Three Fiscal Months Ended February 23, 1996
----------------------------------------------------------------------

       For the three fiscal months ended February 28, 1997, the Company reported revenues net of interest expense of $4.8 million, consisting principally of intermediation profits of $4.3 million and net interest income of $0.5 million. This represented an increase in reported revenues net of interest expense of 37% compared to the three fiscal months ended February 23, 1996. During the period, the Company entered into or guaranteed 133 Derivative Transactions with non-affiliates and 135 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $3.6 billion, which resulted in initial intermediation profits of $3.0 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $1.6 million during the three fiscal months ended February 28, 1997.

       For the three fiscal months ended February 23, 1996, the Company reported revenues net of interest expense of $3.5 million, which consisted principally of intermediation profits of $1.9 million and net interest income of $1.6 million. During the three fiscal months ended February 23, 1996, the Company entered into or guaranteed 27 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value and 33 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $3.7 billion, which resulted in initial intermediation profit of $1.4 million, including $473 thousand which resulted from transactions purchased from affiliates. The remainder of intermediation profits for the three fiscal month period ended February 23, 1996 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $561 thousand during the three fiscal months ended February 23, 1996.

       Interest income of $2.1 million for the fiscal quarter ended February 28, 1997 was virtually unchanged from the fiscal quarter ended February 23, 1996. Initial intermediation profit for the three fiscal months ended February 28, 1997 increased 114% to $3.0 million compared to $1.4 million during the fiscal quarter ended February 23, 1996, reflecting an increase in the number and a lengthening of the maturity of Derivative Transactions entered into with non-affiliates. Other intermediation profit increased $0.8 million to $1.3 million for the three fiscal months ended February 28, 1997 compared to other intermediation profit of $0.5 million in the first fiscal quarter of 1996. The increase principally reflected an increase in the average net investment in Derivative Transactions during the quarter. Interest expense of $1.6 million for the three fiscal months ended February 28, 1997 increased significantly from the $0.6 million incurred in the same fiscal period in 1996 as a result of the increase in long term debt outstanding. The effective weighted average interest rate for long term borrowings was 5.40% for the fiscal quarter ended February 28, 1997.

       Operating expenses for the three fiscal months ended February 28, 1997 were $179 thousand, compared to $300 thousand in the fiscal quarter ended February 23, 1996. Fees and expense reimbursement to Group affiliates included within operating expenses were $42 thousand and $48 thousand for the fiscal quarters ended February 28, 1997 and February 23, 1996, respectively. Other operating expenses were $137 thousand and $252 thousand for the three fiscal month periods ended February 28, 1997 and February 23, 1996, respectively, and consisted principally of legal, accounting and rating agency fees.

       Net income of $4.5 million for the fiscal quarter ended February 28, 1997 increased by 45% or $1.4 million from the fiscal quarter ended February 23, 1996 net income of $3.1 million. Total assets as of February 28, 1997 were $412.4 million, consisting principally of Derivative Transactions and cash and cash equivalents.

       Net cash provided by operating activities during the fiscal quarter ended February 28, 1997 was $60.9 million, which primarily reflected receipts exceeding payments on Derivative Transactions including the receipt of certain payments under Derivative Transactions with affiliates, prior to their original maturity. In comparison, for the three fiscal months ended February 23, 1996, cash used in operating activities was $95.6 million and principally reflected payments exceeding receipts on Derivative transactions, partially offset by net income. Cash provided by investing activities was $1.3 million during the fiscal quarter ended February 23, 1996.

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

       The composition, at November 24, 1995, November 29, 1996 and February 28, 1997, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include short-term investments, cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., Derivative Transactions reported as assets in respect of which collateral has been received to the extent of the value of the collateral received.) At
November 24, 1995, November 29, 1996 and February 28, 1997, the Company's counterparties consisted largely of banks located in Europe, North America and the Far East, as well as affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.


              Current Credit Exposure - By S&P Rating of Obligor:
                           (U.S. dollars in millions)

                  November 24, 1995       November 29, 1996       February 28, 1997
                  -----------------       -----------------       -----------------
S&P Rating:         $         Percent       $         Percent       $         Percent
-----------         -         -------       -         -------       -         -------

AAA              $119.3       29.3%       $125.3      34.0%       $101.3      26.0%
AA+                 9.4        2.3          10.0       2.7          71.5      18.4
AA                 37.3        9.2          31.9       8.7          39.4      10.1
AA-                89.7       22.0          23.6       6.4           6.3       1.6
A+                117.1       28.8          84.1      22.8         101.0      25.9
A                  32.3        7.9          48.8      13.2          36.7       9.4
A-                  2.1        0.5          45.1      12.2          33.6       8.6
                  -----      -----        ------     -----        ------     -----
     Total       $407.2      100.0%       $368.8     100.0%       $389.8     100.0%
                  -----      -----        ------     -----        ------     -----
                  -----      -----        ------     -----        ------     -----




        Current Credit Exposure - By Country of Obligor's Headquarters:
                           (U.S. dollars in millions)

                  November 24, 1995       November 29, 1996       February 28, 1997
                  -----------------       -----------------       -----------------
Country             $         Percent       $         Percent       $         Percent
-----------         -         -------       -         -------       -         -------

U.S.             $117.5       28.8%       $178.7      48.4%       $197.2      50.6%
Switzerland        43.0       10.6          28.3       7.7          63.1      16.2
France             65.6       16.1          65.5      17.7          62.0      15.9
Japan             102.2       25.1          69.7      18.9          54.1      13.9
Germany            34.1        8.4           6.9       1.9           8.7       2.2
Netherlands        34.2        8.4          17.6       4.8           0.8       0.2
Other              10.6        2.6           2.1       0.6           3.9       1.0
                  -----      -----        ------     -----        ------     -----
     Total       $407.2      100.0%       $368.8     100.0%       $389.8     100.0%
                  -----      -----        ------     -----        ------     -----
                  -----      -----        ------     -----        ------     -----


                 Current Credit Exposure - By Obligor Industry:
                           (U.S. dollars in millions)

                  November 24, 1995       November 29, 1996       February 28, 1997
                  -----------------       -----------------       -----------------
Industry:           $         Percent       $         Percent       $         Percent
--------            -         -------       -         -------       -         -------
Banks             $349.7      85.8%       $257.7      69.9%       $271.1       69.5%
Industrials         29.6       7.3          48.4      13.1          53.2       13.7
Financials          20.3       5.0          43.3      11.7          44.7       11.5
Government
  Agencies           7.6       1.9          19.4       5.3          20.8        5.3
                  ------     -----        ------     -----        ------      -----
     Total        $407.2     100.0%       $368.8     100.0%       $389.8      100.0%
                  ======     =====        ======     =====        ======      =====


       The Company has entered into and may continue to enter into transactions frequently with GS Financial Products International, L.P. ("FPI") or Goldman Sachs Capital Markets, L.P. ("GSCM", obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At February 28, 1997, the Company had $16.8 million of credit exposure to FPI and GSCM, collectively, as a result of these transactions. Due to the level of credit exposure to Group or its affiliates at February 28, 1997, the Company does not believe that financial information with respect to Group is material to investors in the Company's securities.

       The Company anticipates that its credit exposures may be highly concentrated since Derivative Transactions reported as assets may be issued by a limited number of counterparties. At February 28, 1997, the Company had credit exposure net of collateral exceeding 10% of its total assets to Morgan Guaranty Trust Company of New York, Banque National de Paris and Union Bank of Switzerland, and the Company would incur a large loss if any of these counterparties were to default. However, Morgan Guaranty Trust Company of New York, Banque National de Paris and Union Bank of Switzerland were rated AAA, A+ and AA+, respectively, by S&P at February 28, 1997, and the Company currently does not anticipate any loss as a result of this exposure. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposure excessive.

       As of February 28, 1997, the Company was a party to Derivative Transactions with a notional amount of $29.4 billion. Of these, $6.8 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.



  Notional Amount of Derivative Transactions with Potential Credit Exposure -
                                  By Maturity:
  ---------------------------------------------------------------------------
                           (U.S. dollars in millions)


                  November 24, 1995       November 29, 1996       February 28, 1997
                  -----------------       -----------------       -----------------
                    $         Percent       $         Percent       $         Percent
                    -         -------       -         -------       -         -------

1995-1996        $  3,402     15.2%       $   850       3.6%      $     0          0%
1997-1999          10,544     47.2         12,918      54.0        11,060       48.9
2000-2003           4,469     20.0          4,671      19.5         5,236       23.2
2004-2005           3,283     14.7          2,549      10.7         2,543       11.3
2006-2021             637      2.9          2,895      12.2         3,744       16.6
                  -------    -----        -------     -----       -------      -----
    Total         $22,335    100.0%       $23,883     100.0%      $22,583      100.0%
                  -------    -----        -------     -----       -------      -----
                  -------    -----        -------     -----       -------      -----


  Notional Amount of Derivative Transactions With Potential Credit Exposure -
                         By Credit Quality of Obligor:
  ---------------------------------------------------------------------------
                           (U.S. dollars in millions)

                  November 24, 1995       November 29, 1996       February 28, 1997
                  -----------------       -----------------       -----------------
S&P Rating          $         Percent       $         Percent       $         Percent
                    -         -------       -         -------       -         -------

   AAA           $ 2,571       11.5%      $2,727       11.4%      $ 3,511      15.5%
   AA+               500        2.2          472        2.0           682       3.0
   AA                685a       3.1          696a       2.9           707a      3.1
   AA-             1,254        5.6        1,133        4.7           874       3.9
   A+              1,482        6.6          274        1.1           271       1.2
   A               1,301        5.8        1,465        6.1         1,332       5.9
   A-                 99        0.4        1,088        4.6           925       4.1
   Below A-          200a       0.9          290a       1.2            90a      0.4
Affiliates        14,243       63.9       15,738       66.0        14,191      62.9
                  ------       ----       ------       ----        ------      ----
    Total        $22,335      100.0%     $23,883      100.0%      $22,583     100.0%
                 =======      =====      =======      =====       =======     =====

  (a)     Includes Derivative Transactions which are collateralized in part.



  Notional Amount of Derivative Transactions With Potential Credit Exposure -
                      By Principal Underlying Index Type:
  ---------------------------------------------------------------------------
                           (U.S. dollars in millions)


                  November 24, 1995       November 29, 1996       February 28, 1997
                  -----------------       -----------------       -----------------
S&P Rating          $         Percent       $         Percent       $         Percent
                    -         -------       -         -------       -         -------

Interest rate    $19,792       88.6%      $19,910      83.4%      $17,842      79.0%
Currency           1,826        8.2         3,923      16.4         4,578      20.3
Other                717        3.2            50       0.2           163       0.7
                     ---        ---            --       ---           ---       ---
    Total        $22,335      100.0%      $23,883     100.0%      $22,583     100.0%
                 =======      =====       =======     =====       =======     =====


       The notional amount of currencies, expressed in U.S. dollars at February 28, 1997, to be exchanged under currency options and currency swaps outstanding at February 28, 1997 were U.S. dollars ($1,585 million), Japanese yen (approximately $872 million), British pounds (approximately $647 million), Dutch guilders (approximately $485 million), European currency units (approximately $482 million), German marks (approximately $270 million), Italian lire (approximately $73 million), Brazilian real (approximately $48 million), Swiss francs (approximately $40 million), French francs (approximately $26 million), Swedish krona (approximately $23 million), Australian dollars (approximately $22 million) and Belgium francs (approximately $5 million),

       The fair values of Derivative Transactions as of November 29, 1996 and February 28, 1997 and the average monthly fair values of such instruments for the fiscal year ended November 29, 1996 and the fiscal three months ended February 28, 1997, computed in accordance with the Company's netting policy, are as follows:


(U.S. dollars in millions)            November 29, 1996       February 28, 1997
--------------------------            -----------------       -----------------
                                     Assets    Liabilities   Assets  Liabilities
                                     ------    -----------   ------  -----------
Derivative Transactions
-----------------------
Non-affiliates                       $222.5         $107.4   $205.7       $130.6
Affiliates                              5.3            4.2      9.1            0

                           Average Monthly Fair Value
                          ----------------------------
                          (dollar amounts in millions)


                       Twelve fiscal months ended      Three fiscal months ended
                            November 29, 1996               February 28, 1997
                            -----------------               -----------------
                       Assets          Liabilities     Assets        Liabilities
                       ------          -----------     ------        -----------
Derivative Transactions
-----------------------
Non-affiliates         $214.3                $96.1     $211.7            $117.3
Affiliates                4.0                 69.8       15.1              10.6


       The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At
February 28, 1997, FPI had total liabilities of $348 million. At February 28, 1997, the long-term debt securities of FPI were rated Aaa/AAA/AAA by Moody's, S&P and Fitch, respectively.

       At February 28, 1997, the Company had $202.5 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, such distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

       The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement covering $500 million of Medium-Term Notes that may be offered on a continuous basis. The Company has issued and outstanding $40 million principal amount of Nikkei 225 Indexed Notes due December 22, 2000 and $73 million principal amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002 and may issue additional Medium-Term Notes or otherwise incur debt in order to acquire new Derivative Transactions. As a result, the Company's leverage may increase. The Company's activities may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

       Partners' capital is not subject to withdrawal or redemption on demand by the partners. However, prior to January 1, 1997 under U.S. federal tax regulation, the Company was required to withhold income tax on behalf of its partners. Such withholding amounted to $4.53 million for the fiscal year ended November 29, 1996, and was accrued as a distribution to partners and included in Other liabilities and accrued expenses in the balance sheet. For the fiscal quarter ended February 28, 1997 no such taxes were required to be remitted in accordance with U.S. Federal law. Other than such withholding, if any, all net income during the three month periods ending February 23, 1996 and February 28, 1997, respectively, was retained in partners' capital. At February 28, 1997, the Company had $138 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

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

       The Company's financial programs and counterparty credit risk have been rated in the highest categories by S&P and Fitch (the "Rating Agencies"). A change in the Company's ratings would materially adversely impact its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by either of the Rating Agencies, based upon factors selected solely by the Rating Agencies.

PART II: OTHER INFORMATION
--------------------------


Item 1:  LEGAL PROCEEDINGS
-------  -----------------


No litigation was commenced against the Company through February 28, 1997.



Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------


None.



Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


        (a)  Exhibits:

             12.1 Statement re computation of ratios of earnings to fixed charges

             27.1    Financial Data Schedule


        (b)  Reports on Form 8-K

             The Company filed a Report on Form 8-K, dated February 27, 1997, relating to the audited balance sheets of GS Financial Products US Co. as of November 24, 1995 and November 29, 1996.

                                   SIGNATURE
                                   ---------


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



                                    GS FINANCIAL PRODUCTS U.S., L.P.
                                    acting by its general partner, GS Financial
                                    Products US Co.



Date: April 14, 1997           By:     /s/     Greg Swart
                                    -------------------------------------------

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