Form 10-Q
period 1997-05-30
GS FINANCIAL PRODUCTS US LP
filed 1997-07-14
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the quarterly period ended May 30, 1997


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

        Yes ____X___                               No _____

GS FINANCIAL PRODUCTS U.S., L.P.
Form 10-Q


PART  I: FINANCIAL INFORMATION                                        Page No.

Item 1: Financial Statements (Unaudited):

  Condensed Statements of Income for the Three Fiscal Months and
  the Six Fiscal Months ended May 31, 1996 and May 30, 1997                 3

  Condensed Balance Sheets as of November 29, 1996 and
  May 30, 1997                                                              4

  Condensed Statement of Changes in Partners' Capital for the Six Fiscal
  Months ended May 30, 1997                                                 5

  Condensed Statements of Cash Flows for the Six Fiscal Months ended May
  31, 1996 and May 30, 1997                                                 6

  Notes to the Condensed Financial Statements                               7


Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          13


PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                 22


Item 4:  Submission of Matters to a Vote of Security Holders               22


Item 6:  Exhibits and Reports on Form 8-K                                  22


Signature                                                                  23

PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                        GS FINANCIAL PRODUCTS U.S., L.P.

                         Condensed Statements of Income
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------

                                               For the Three           For the Six
                                            Fiscal Months Ended     Fiscal Months Ended
                                            -------------------     -------------------
                                            May 31,     May 30,     May 31,     May 30,
                                             1996        1997        1996        1997
                                             ----        ----        ----        ----
Revenues:
  Intermediation profit                    $  2,445    $  1,632    $  4,377    $  5,968
  Interest                                    1,573       2,905       3,713       5,007
  Equity in earnings (loss) of affiliate        (11)        (13)        (11)        (27)
                                           --------    --------    --------    --------
  Total revenues                              4,007       4,524       8,079      10,948

Interest expense                                632       1,601       1,192       3,203
                                           --------    --------    --------    --------

  Revenues, net of interest expense           3,375       2,923       6,887       7,745

Expenses:
  Operating                                     190         137         490         316
                                           --------    --------    --------    --------

Income before taxes                           3,185       2,786       6,397       7,429

Income taxes                                    124         112         252         298
                                           --------    --------    --------    --------
  Net Income                               $  3,061    $  2,674    $  6,145    $  7,131
                                           ========    ========    ========    ========



               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                            Condensed Balance Sheets
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


                                                   November 29,        May 30,
                                                      1996              1997
                                                      ----              ----
Assets:
  Cash and cash equivalents                          $141,550         $218,371
  Derivative transactions, at fair value:
     Affiliate                                          5,273                0
     Non-affiliate                                    222,493          169,849
  Investment in affiliates                                952              870
  Other assets                                            707              282
                                                     --------         --------
          Total assets                               $370,975         $389,372
                                                     ========         ========


Liabilities and Partners' Capital:
  Derivative transactions, at fair value:
     Affiliate                                       $  4,157         $  6,376
     Non-affiliate                                    107,401          109,922
  Long-term borrowings                                116,778          127,110
  Other liabilities and accrued expenses                8,596            4,846
                                                     --------         --------
          Total liabilities                           236,932          248,254

  Commitments and contingencies

  Partners' capital:
     Limited partners                                 133,364          140,404
     General partner                                      679              714
                                                     --------         --------
          Total partners' capital                     134,043          141,118
                                                     --------         --------

     Total liabilities and partners' capital         $370,975         $389,372
                                                     ========         ========





               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

              Condensed Statement of Changes in Partners' Capital
                  For the Six Fiscal Months Ended May 30, 1997
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


                                       General       Limited         Total
                                       Partner's     Partners'       Partners'
                                       Capital       Capital         Capital
                                       -------       -------         -------

Balance, November 29, 1996              $679         $133,364        $134,043

Net Income                                36            7,095           7,131

Change in translation adjustment          (1)             (55)            (56)
                                        ----         --------        --------
Balance, May 30, 1997                   $714         $140,404        $141,118
                                        ====         ========        ========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                       Condensed Statements of Cash Flows
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ----------


For the Six Fiscal Months Ended
                                                         May 31,        May 30,
                                                          1996           1997
                                                          ----           ----
Cash flows from operating activities:
  Net Income                                           $   6,145    $   7,131
  Equity in loss of affiliate                                 11           27

  Decreases (Increases) in operating assets:
     Derivative transactions, at fair value:
        Affiliate                                              0        5,273
        Non-affiliate                                     11,187       52,644
     Other assets                                            (37)         425
                                                       ---------    ---------

  (Decreases) Increases in operating liabilities:
     Derivative transactions, at fair value:
        Affiliate                                        (56,016)       2,219
        Non-affiliate                                    (10,780)       2,521
     Other liabilities and accrued expenses               (3,875)       6,581

Net cash (used in) provided by operating activities      (53,365)      76,821

Cash flows from investing activities:
  Short term investments                                  24,690            0
                                                       ---------    ---------

Net cash provided by investing activities                 24,690            0

Cash flows from financing activities:
  Distribution to partners                                (1,925)           0
                                                       ---------    ---------

Net cash used in financing activities                     (1,925)           0

Net (decrease) increase in cash and cash equivalents     (30,600)      76,821
                                                       ---------    ---------

Cash and cash equivalents, beginning of period           168,692      141,550
                                                       ---------    ---------

  Cash and cash equivalents, end of period             $ 138,092    $ 218,371
                                                       =========    =========


Supplemental disclosure of cash flow information:
  Interest paid                                        $       0    $   1,994

  Income taxes paid                                    $     657    $     155



               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                   ----------


1.  Business and Basis of Presentation:
    -----------------------------------

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

    Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $1.5 million and $2.9 million for the three fiscal months ended and the six fiscal months ended May 31, 1996, respectively,


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


    and $1.0 million and $4.0 million for the three fiscal months ended and the six fiscal months ended May 30, 1997, respectively.

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

    Cash equivalents are short-term, highly liquid investments including time deposits at banks with original maturities of three months or less. At November 29, 1996, the Company had credit exposure exceeding 10% of its total assets to two banks, which represented 26% of total assets. At May 30, 1997, the Company had credit exposure exceeding 10% of its total assets to four banks, which represented 56% of total assets. Each of the banks had a rating of single A plus or better from at least one internationally recognized credit rating agency.

    Certain prior period amounts have been reclassified to conform with the May 30, 1997 presentation.


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


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


    In the normal course of its business the Company issues or guarantees various Derivative Transactions whereby the Company agrees to pay amounts that may increase in the event of changes in the level of an underlying index. The Company enters into such transactions with counterparties only if it is able to enter into offsetting transactions that, in the aggregate, entitle the Company to receive amounts that are equal to or in excess of the amounts it owes. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions).

    While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be impacted by changes in interest rates or foreign exchange rates.

    The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such Derivative Transactions, net of collateral. As of November 29, 1996 and May 30, 1997, the Company's aggregate credit exposure in respect of Derivative Transactions was approximately $226 million and approximately $138 million, respectively.

    At November 29, 1996, and May 30, 1997, the Company did not have credit exposure in respect of Derivative Transactions which exceeded 10% of total assets to any counterparty.

    The Company limits its credit risk by doing business principally with highly-rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $7 million and pledged collateral of approximately $7 million related to Derivative Transactions at May 30, 1997.

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

                                           November 29, 1996       May 30, 1997
                                           -----------------       ------------
Non-affiliates
   Interest rate swap agreements                $6,869                $6,889
   Currency options written                      1,034                   915
   Currency options purchased                      594                   687
   Interest rate options written                 1,800                 1,041
   Interest rate options purchased               1,481                 2,415
   Currency and other swap agreements              502                   295
   Foreign currency forwards                       393                 1,177


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


 Affiliates
   Interest rate swap agreements                $9,879                $8,396
   Currency options written                        594                   786
   Currency options purchased                    1,034                   815
   Interest rate options written                 1,481                 2,019
   Interest rate options purchased               2,458                 2,112
   Currency and other swap agreements            1,974                 1,360
   Foreign currency forwards                       393                 1,177

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

    As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions as of November 29, 1996 and May 30, 1997 and the average monthly fair values of such instruments for the fiscal year ended November 29, 1996 and the six fiscal months ended May 30, 1997, computed in accordance with the Company's netting policy, are as follows:

(U.S. dollars in millions)    As of November 29, 1996      As of May 30, 1997
--------------------------    -----------------------      ------------------
                              Assets      Liabilities    Assets      Liabilities
                              ------      -----------    ------      -----------
  Derivative Transactions
  Non-affiliates              $222.5         $107.4      $169.8        $109.9
  Affiliates                     5.3            4.2           0           6.4

                           Average Monthly Fair Value
                           --------------------------
                           (U.S. dollars in millions)

                        Twelve fiscal months ended      Six fiscal months ended
                             November 29, 1996                May 30, 1997
                             -----------------                ------------
                           Assets    Liabilities         Assets    Liabilities
                           ------    -----------         ------    -----------
  Derivative Transactions
  Non-affiliates           $214.3       $96.1            $199.9      $125.5
  Affiliates                  4.0        69.8               6.0         1.5


3.  Related Party Transactions:
    ---------------------------

    In the ordinary course of business, the Company enters into hedging transactions with affiliates. Through May 30, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

    In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates. For each of the six fiscal months ended May 31, 1996 and May 30, 1997, approximately $84 thousand was charged for such services.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


4.  Investment in Affiliates:
    -------------------------

    The Company owns an approximate 2% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

    FPI is engaged in a business similar to that of the Company. As of May 30, 1997, its assets consisted principally of Japanese equity and equity linked securities. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of May 30, 1997, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

    FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

    Selected financial data for FPI (U.S. dollars in millions):

                                           November 29, 1996       May 30, 1997
                                           -----------------       ------------

    Total assets                                 $400                 $346
    Total liabilities                             304                  310
    Partners' capital                              96                   36

    The decrease in capital is a result of a Yen 6 billion distribution of capital made by FPI to GS Financial Products, L.P. As a result of this distribution, the Company's general and limited partnership interest in FPI increased from 1% to 2%.


5.  Long-term Borrowings:
    ---------------------

                                            November 29, 1996       May 30, 1997
                                            -----------------       ------------

     Nikkei Indexed Notes due
        December 22, 2000(1)                      $40,449             $41,730

     S&P Enhanced Stock Index Growth
        NOtes due August 9, 2002(2)                76,329              85,380
                                                 --------            --------
                                                 $116,778            $127,110
                                                 ========            ========

    (1) Inclusive of embedded written option to the note holders of $11.6 million as at November 29, 1996 and $10.2 million as at May 30, 1997.

    (2) Inclusive of embedded written option to the note holders of $25.3 million as at November 29, 1996 and $32.8 million as at May 30, 1997.

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



                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                  (Unaudited)
                                   ----------


    The Company has entered into Derivative Transactions with an affiliate to effectively convert its obligations under both notes into U.S. dollar-based floating interest rate costs. The periodic receipts and payments on the interest rate component of these Derivative Transactions are recognized as adjustments to interest expense and are accrued over the life of the notes. The Derivative Transactions hedging the embedded equity options are recorded at fair value. Including the impact of the Derivative Transactions, the weighted average interest rate for the notes was 5.41% as of November 29, 1996 and 5.49% as of May 30, 1997.


6.  Liability of General Partner:
    -----------------------------

    The Company's sole general partner is GS Financial Products U.S. Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

    The assets of the Corporate General Partner consist principally of cash and short-term investments. Short-term investments include U.S. Treasuries and government agency securities with maturities of less than one year and are carried at cost plus accrued interest, which approximates fair value. The Corporate General Partner had assets and equity of approximately $12.2 million as of November 29, 1996 and assets of approximately $2.7 million and equity of approximately $2.1 million as of May 30, 1997. The decrease in total assets and equity is the result of a $10 million dividend paid by the Corporate General Partner to GS Financial Products, L.P.


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

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal quarters ended May 31, 1996 and May 30, 1997, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency and physical commodities. The Company's owned or guaranteed Derivative Transactions consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies.

    At May 30, 1997, the Company had entered into or guaranteed $23 billion notional amount of interest rate swaps and options, $7 billion notional amount of currency options, forwards and swaps and $0.05 billion notional amount of other swaps and options with a total of 78 counterparties.

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

    Through May 30, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $16.7 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

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

    Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of May 30, 1997, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

        Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of May 30, 1997 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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

    For United States federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is not subject to United States federal income tax on its profits. Instead, any profits or losses of the Company are attributed to its partners. Prior to January 1, 1997, the Company was required by United States federal tax regulations to withhold income tax on behalf of its partners with respect to their share of the Company's profits from the active conduct of business in the United States. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under US federal tax regulations. As a result of the development of its business, the Company determined that certain of its income was subject to a 4% New York City unincorporated business tax. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose a tax on the profits of the Company.

THREE FISCAL MONTHS ENDED MAY 30, 1997 VERSUS THREE FISCAL
MONTHS ENDED MAY 31, 1996

    For the three fiscal months ended May 30, 1997, the Company reported revenues net of interest expense of $2.9 million, consisting principally of intermediation profits of $1.63 million and net interest income of $1.3 million. During the period, the Company entered into or guaranteed 144 Derivative Transactions with non-affiliates, and 147 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $4.2 billion, which resulted in initial intermediation profits of $1.0 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). The Company incurred interest expense of $1.6 million during the three fiscal months ended May 30, 1997.

    In comparison, the Company reported revenues net of interest expense of $3.4 million for the three fiscal months ended May 31, 1996, which consisted principally of intermediation profits of $2.4 million and net interest income of $0.9 million. During the period, the Company entered into or guaranteed 36 Derivative Transactions with non-affiliates and hedged these transactions with 49 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $4.1 billion, which resulted in initial intermediation profits of $1.5 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). Interest expense for the three fiscal months ended May 31, 1996 was $632 thousand.

    Interest income for the fiscal quarter ended May 30, 1997 was $2.9 million or 85% more than the same fiscal period of the previous year, due primarily to increased cash balances. Total intermediation profit for the three month fiscal period ending May 30, 1997 was approximately $1.6 million, or 33% less than the same fiscal period of the previous year. Initial intermediation profit for the three fiscal months ended May 30, 1997 decreased by $0.5 million, or 33% from the three fiscal months ended May 31, 1996, reflecting a decrease in the average maturity of Derivative Transactions entered into with non-affiliates during this period. Interest expense of $1.6 million for the three fiscal months ended May 30, 1997 increased significantly from the $632 thousand incurred in the same fiscal period in 1996. This increase is primarily due to the increase in long-term borrowings. In August 1996, the Company issued $73 million of S&P Enhanced Stock Index Growth Notes due August 9, 2002.

    Operating expenses for the three fiscal months ended May 30, 1997 were $137 thousand, compared to $190 thousand in the fiscal quarter ended May 31, 1996. The decrease was primarily due to a reduction in legal fees incurred. Fees and expense reimbursement to Group affiliates included within operating expenses were $42 thousand and $36 thousand for the fiscal quarters ended May 30, 1997 and May 31, 1996, respectively. Other operating expenses were $95 thousand and $154 thousand for the three fiscal month periods ended May 30, 1997 and May 31, 1996, respectively, and consisted principally of legal, accounting and rating agency fees.

    Net income of $2.7 million for the fiscal quarter ended May 30, 1997 showed a slight decrease from the $3.1 million net income for the fiscal quarter ended May 31, 1996. Total assets as of May 30, 1997 were $389 million, compared with total assets of $371 million as of November 29, 1996.

SIX FISCAL MONTHS ENDED MAY 30, 1997 VERSUS SIX FISCAL MONTHS ENDED MAY 31, 1996

    For the six fiscal months ended May 30, 1997, the Company reported revenues net of interest expense of $7.8 million, consisting principally of intermediation profits of $6 million and net interest income of $1.8 million. This represented an increase in reported revenues net of interest expense of 12.5% compared to the six fiscal months ended May 31, 1996. During the period, the Company entered into or guaranteed 277 Derivative Transactions with non-affiliates and 282 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $7.8 billion, which resulted in initial intermediation profits of $4 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $3.2 million during the six fiscal months ended May 30, 1997.

    For the six fiscal months ended May 31, 1996, the Company reported revenues net of interest expense of $6.9 million, which consisted principally of intermediation profits of $4.4 million and net interest income of $2.5 million. During the six fiscal months ended May 31, 1996, the Company entered into or guaranteed 63 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value and 82 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $7.8 billion, which resulted in initial intermediation profit of $2.9 million. The remainder of intermediation profits for the six fiscal month period ended May 31, 1996 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $1.2 million during the six fiscal months ended May 31, 1996.

    Interest income of $5 million for the six fiscal months ended May 30, 1997 increased by $1.3 million or 35% over the six fiscal months ended May 31, 1996 due to higher cash balances. Initial intermediation profit for the six fiscal months ended May 30, 1997 increased 38% to $4 million compared to $2.9 million during the six fiscal months ended May 31, 1996, reflecting an increase in the number and a lengthening of the maturity of certain Derivative Transactions entered into with non-affiliates. Other intermediation profit increased $0.5 million to $2 million for the six fiscal months ended May 30, 1997 compared to other intermediation profit of $1.5 million in the six fiscal months of 1996. This increase principally reflects an increase in the average net investment in Derivative Transactions during the 1997 fiscal period. Interest expense of $3.2 million for the six fiscal months ended May 30, 1997 increased significantly from the $1.2 million incurred in the same fiscal period in 1996 as a result of the increase in long term debt outstanding. The effective weighted average interest rate for long term borrowings was 5.49% for the six months ended May 30, 1997.

    Operating expenses for the six fiscal months ended May 30, 1997 were $316 thousand, compared to $490 thousand in the six fiscal months ended May 31, 1996. Fees and expense reimbursement to Group affiliates included within operating expenses were $84 thousand for each of the six fiscal months ended May 30, 1997 and May 31, 1996. Other operating expenses were $232 thousand and $406 thousand for the six fiscal month periods ended May 30, 1997 and May 31, 1996, respectively, and consisted principally of legal, accounting and rating agency fees. The reduction in other operating expenses was primarily due to a reduction in the level of legal expenses incurred by the Company.

    Net income of $7.1 million for the six fiscal months ended May 30, 1997 increased by 16% or $1 million from the six fiscal months ended May 31, 1996 net income of $6.1 million. Total assets as of May 30, 1997 were $389 million, consisting principally of Derivative Transactions and cash and cash equivalents.

    Net cash provided by operating activities during the six months ended May 30, 1997 was $77 million, which primarily reflected receipts exceeding payments on Derivative Transactions, including the receipt of certain payments under Derivative Transactions with affiliates, prior to their original maturity. In comparison, for the six fiscal months ended May 31, 1996, cash used in operating activities was $53 million and principally reflected payments exceeding receipts on Derivative transactions, partially offset by net income.

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

    The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default. However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which the Company believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative value, and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of Derivative Transactions recorded on the Company's balance sheet. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty. The Company has applied Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

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

    The composition, at November 24, 1995, November 29, 1996 and May 30, 1997, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include short-term investments, cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., Derivative Transactions reported as assets where collateral has been received, to the extent of the value of the collateral received.) At November 24, 1995, November 29, 1996 and May 30, 1997, the Company's counterparties consisted largely of banks located in Europe, North America and the Far East, as well as affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

              Current Credit Exposure - By S&P Rating of Obligor:
                           (U.S. dollars in millions)

                   November 24, 1995      November 29, 1996      May 30, 1997
                   -----------------      -----------------      ------------
S&P Rating:            $     Percent        $      Percent        $      Percent
-----------          ------  -------      ------   -------      ------   -------
AAA                  $119.3    29.3%      $125.3    34.0%       $ 79.5    22.5%
AA+                     9.4     2.3         10.0     2.7          61.0    17.2
AA                     37.3     9.2         31.9     8.7          58.7    16.6
AA-                    89.7    22.0         23.6     6.4           4.1     1.2
A+                    117.1    28.8         84.1    22.8          88.5    24.9
A                      32.3     7.9         48.8    13.2          30.7     8.7
A-                      2.1     0.5         45.1    12.2          31.2     8.9
                     ------    ----       ------    ----        ------    ----
     Total           $407.2   100.0%      $368.8   100.0%       $353.7   100.0%
                     ======   =====       ======   =====        ======   =====

        Current Credit Exposure - By Country of Obligor's Headquarters:
                           (U.S. dollars in millions)

                   November 24, 1995      November 29, 1996      May 30, 1997
                   -----------------      -----------------      ------------
Country:               $     Percent        $      Percent        $      Percent
-------              ------  -------      ------   -------      ------   -------
U.S.                 $117.5    28.8%      $178.7     48.4%      $186.0    52.6%
France                 65.6    16.1         65.5     17.7         58.4    16.5
Switzerland            43.0    10.6         28.3      7.7         52.6    14.9
Japan                 102.2    25.1         69.7     18.9         45.4    12.8
Germany                34.1     8.4          6.9      1.9          8.7     2.5
Netherlands            34.2     8.4         17.6      4.8          0       0.0
Other                  10.6     2.6          2.1      0.6          2.6     0.7
                     ------    ----       ------     ----       ------    ----
     Total           $407.2   100.0%      $368.8    100.0%      $353.7   100.0%
                     ======   =====       ======    =====       ======   =====

                 Current Credit Exposure - By Obligor Industry:
                           (U.S. dollars in millions)

                   November 24, 1995      November 29, 1996      May 30, 1997
                   -----------------      -----------------      ------------
Industry:              $     Percent        $      Percent        $      Percent
--------             ------  -------      ------   -------      ------   -------
Banks                $349.7    85.8%      $257.7     69.9%      $280.5    79.3%
Industrials            29.6     7.3         48.4     13.1         39.5    11.2
Financials             20.3     5.0         43.3     11.7         22.3     6.3
Government Agencies     7.6     1.9         19.4      5.3         11.4     3.2
                     ------   -----       ------    -----       ------   -----
     Total           $407.2   100.0%      $368.8    100.0%      $353.7   100.0%
                     ======   =====       ======    =====       ======   =====


    The Company has entered into and may continue to enter into transactions frequently with GS Financial Products International, L.P. ("FPI") or Goldman Sachs Capital Markets, L.P. ("GSCM", obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At May 30, 1997, the Company had no credit exposure to FPI or GSCM as a result of these transactions. Since the Company had no net credit exposure to Group or its affiliates at May 30, 1997, the Company does not believe that financial information with respect to Group is material to investors in the Company's securities.

    The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be issued by a limited number of counterparties. At May 30, 1997, the Company had credit exposure net of collateral exceeding 10% of its total assets to each of Morgan Guaranty Trust Company of New York, Banque Nationale de Paris, Republic National Bank and Union Bank of Switzerland. Together, such exposures represented 56% of total assets. The Company would incur a large loss if any of these counterparties were to default. The Company's largest credit exposure to any one counterparty was $62 million or 16% of total assets. However, Morgan Guaranty Trust Company of New York, Banque Nationale de Paris, Republic National Bank and Union Bank of Switzerland were rated AAA, A+, AA and AA+, respectively, by S&P at May 30, 1997, and the Company currently does not anticipate any loss as a result of this exposure. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposure excessive.

    As of May 30, 1997, the Company was a party to Derivative Transactions with a notional amount of $30 billion. Of these, $8.4 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.


           Notional Amount of Derivative Transactions with Potential
                         Credit Exposure - By Maturity:
                         ------------------------------
                           (U.S. dollars in millions)

                   November 24, 1995      November 29, 1996      May 30, 1997
                   -----------------      -----------------      ------------
Industry:              $     Percent        $      Percent        $      Percent
--------             ------  -------      ------   -------      ------   -------
1995-1996           $ 3,402    15.2%     $   850      3.6%     $     0     0.0%
1997-1999            10,544    47.2       12,918     54.0       10,346    47.8
2000-2003             4,469    20.0        4,671     19.5        5,238    24.2
2004-2005             3,283    14.7        2,549     10.7        2,284    10.6
2006-2021               637     2.9        2,895     12.2        3,769    17.4
                    -------   -----      -------    -----      -------   -----
    Total           $22,335   100.0%     $23,883    100.0%     $21,637   100.0%
                    =======   =====      =======    =====      =======   =====



           Notional Amount of Derivative Transactions With Potential
                 Credit Exposure - By Credit Quality of Obligor:
                           (U.S. dollars in millions)

                   November 24, 1995      November 29, 1996      May 30, 1997
                   -----------------      -----------------      ------------
S&P Rating:            $     Percent        $      Percent        $      Percent
-----------          ------  -------      ------   -------      ------   -------
   AAA              $ 2,571    11.5%     $ 2,727     11.4%     $ 2,972    13.7%
   AA+                  500     2.2          472      2.0          649     3.0
   AA                   685a    3.1          696a     2.9          713     3.3
   AA-                1,254     5.6        1,133      4.7        1,004     4.6
   A+                 1,482     6.6          274      1.1          252     1.2
   A                  1,301     5.8        1,465      6.1        1,310     6.1
   A-                    99     0.4        1,088      4.6          861     4.0
   Below A-             200a    0.9          290a     1.2           90a    0.4
Affiliates           14,243    63.9       15,738     66.0       13,786    63.7
    Total           $22,335   100.0%     $23,883    100.0%     $21,637   100.0%

   (a) Includes Derivative Transactions which are collateralized in part.

           Notional Amount of Derivative Transactions With Potential
              Credit Exposure - By Principal Underlying Index Type:
                           (U.S. dollars in millions)

                   November 24, 1995      November 29, 1996      May 30, 1997
                   -----------------      -----------------      ------------
                       $     Percent        $      Percent        $      Percent
                     ------  -------      ------   -------      ------   -------
Interest rate       $19,792    88.6%     $19,910    83.4%      $17,330    80.1%
Currency              1,826     8.2        3,923    16.4         4,257    19.7
Other                   717     3.2           50     0.2            50     0.2
                    -------   -----      -------   -----       -------   -----
    Total           $22,335   100.0%     $23,883   100.0%      $21,637   100.0%
                    =======   =====      =======   =====       =======   =====


    The notional amount of currencies, expressed in U.S. dollars at May 30, 1997, to be exchanged under currency options and currency swaps outstanding at May 30, 1997 were U.S. dollars ($1,326 million), Dutch guilders (approximately $674 million), Japanese yen (approximately $528 million), European currency units (approximately $457 million), British pounds (approximately $426 million), German marks (approximately $264 million), Italian lire (approximately $259 million), French francs (approximately $117 million), Hong Kong dollars (approximately $103 million), Swiss francs (approximately $35 million), Mexican pesos (approximately $33 million), Brazilian real (approximately $12 million), Swedish krona (approximately $12 million), Australian dollars (approximately $8 million) and Belgium francs (approximately $3 million).

    The fair values of Derivative Transactions as of November 29, 1996 and May 30, 1997 and the average monthly fair values of such instruments for the fiscal year ended November 29, 1996 and the fiscal six months ended May 30, 1997, computed in accordance with the Company's netting policy, are as follows:


(U.S. dollars in millions)            November 29, 1996          May 30, 1997
--------------------------            -----------------          ------------
                                     Assets  Liabilities     Assets  Liabilities
                                     ------  -----------     ------  -----------
Derivative Transactions
-----------------------
     Non-affiliates                  $222.5     $107.4       $169.8    $109.9
     Affiliates                         5.3        4.2          0.0       6.4


                           Average Monthly Fair Value
                           --------------------------
                          (dollar amounts in millions)

                        Twelve fiscal months ended      Six fiscal months ended
                            November 29, 1996                 May 30, 1997
                            -----------------                 ------------
                          Assets       Liabilities      Assets      Liabilities
                          ------       -----------      ------      -----------
Derivative Transactions
     Non-affiliates       $214.3          $96.1         $199.9        $125.5
     Affiliates              4.0           69.8            6.0           1.5


    The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At May 30, 1997, FPI had total liabilities of $310 million. At May 30, 1997, the long-term debt securities of FPI were rated Aaa, AAA and AAA by Moody's, S&P and Fitch, respectively.

    At May 30, 1997, the Company had $218 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, such distributions will be limited to ensure that the Company's ability to meet its obligations is not adversely affected.

    The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement covering $500 million of Medium-Term Notes that may be offered on a continuous basis. As of May 30, 1997, the Company had $427 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million principal amount of Nikkei 225 Indexed Notes due December 22, 2000 and $73 million principal amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002 and may issue additional Medium-Term Notes or otherwise incur debt in order to acquire new Derivative Transactions. As a result, the Company's leverage may increase. The Company's activities may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

    Partners' capital is not subject to withdrawal or redemption on demand by the partners. However, prior to January 1, 1997 under U.S. federal tax regulation, the Company was required to withhold income tax on behalf of its partners. Such withholding amounted to $4.53 million for the fiscal year ended November 29, 1996, and was accrued as a distribution to partners and included in Other liabilities and accrued expenses in the balance sheet. For the fiscal quarter ended May 30, 1997 no such taxes were required to be remitted in accordance with U.S. Federal law. Other than such withholding, if any, all net income during the six month periods ending May 31, 1996 and May 30, 1997, respectively, was retained in partners' capital. At May 30, 1997, the Company had $141 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

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

    In certain circumstances, the Company anticipates that it would attempt to enter into Derivative Transactions to replace a defaulted transaction or to reduce the risk of default. Failure to replace a defaulted Derivative Transaction or the inability to enter into a Derivative Transaction to reduce the risk of default could prevent the Company from eliminating the market or credit risk with respect to one or more other Derivative Transactions. The Company's ability to enter into replacement Derivative Transactions or other risk reducing Derivative Transactions will be limited by the availability of appropriate counterparties willing to enter into suitable Derivative Transactions. No assurance can be given that the Company will be able to enter into replacement or risk reducing Derivative Transactions.

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

    While the Company believes that in the case of credit exposures calculated on a "net basis" (i.e., adding the positive and negative values) or net of collateral that it has in place an enforceable netting agreement or an enforceable security interest, no assurance can be given that a court would enforce the netting agreement or recognize the validity of the security interest.

    The Company expects to make profits, if any, principally from the spread between hedge transactions, which spread is expected to be a small percentage of the notional amount of such transactions. The size of the spread between transactions is subject to market forces and may be materially adversely impacted by competitive or other economic conditions.

    The Company's financial programs and counterparty credit risk have been rated in the highest categories by S&P and Fitch (the "Rating Agencies"). A change in the Company's ratings would materially and adversely impact its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by either of the Rating Agencies, based upon factors selected solely by the Rating Agencies.

PART II: OTHER INFORMATION
--------------------------

ITEM 1:  LEGAL PROCEEDINGS


No litigation was commenced against the Company through May 30, 1997.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits:

            12.1 Statement re computation of ratios of earnings to fixed charges

            27.1 Financial Data Schedule


        (b) Reports on Form 8-K

            Not applicable.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GS FINANCIAL PRODUCTS U.S., L.P.
                                acting by its general partner, GS Financial
                                Products U.S. Co.



        Date: July 14, 1997     By:     /s/     Greg Swart
                                   ------------------------------------
                                              Greg Swart
                                        President, Principal Financial Officer
                                        and Principal Accounting Officer

                                For and on behalf of GS Financial Products U.S., Co., general partner of GS Financial Products U.S., L.P.