Form 10-Q
period 1997-08-29
GS FINANCIAL PRODUCTS US LP
filed 1997-10-14
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 29, 1997


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


PART  I: FINANCIAL INFORMATION                                       Page No.

Item 1: Financial Statements (Unaudited):

        Condensed Statements of Income for the Three Fiscal
        Months and the Nine Fiscal Months ended August 30, 1996
        and August 29, 1997 ...........................................  3

        Condensed Balance Sheets as of November 29, 1996
        and August 29, 1997 ...........................................  4

        Condensed Statement of Changes in Partners' Capital
        for the Nine Fiscal Months ended August 29, 1997 ..............  5

        Condensed Statements of Cash Flows for the Nine Fiscal
        Months ended August 30, 1996 and August 29, 1997 ..............  6

        Notes to the Condensed Financial Statements ...................  7

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..................................... 14

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings ............................................ 23

Item 4:  Submission of Matters to a Vote of Security Holders .......... 23

Item 6:  Exhibits and Reports on Form 8-K ............................. 23

Signature ............................................................. 24

PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                   GS FINANCIAL PRODUCTS U.S., L.P.

                    Condensed Statements of Income
                      (U.S. dollars in thousands)
                              (Unaudited)
                              ----------


                                       For the Three          For the Nine
                                    Fiscal Months Ended    Fiscal Months Ended
                                     August     August      August     August
                                    30, 1996   29, 1997    30, 1996   29, 1997
                                    --------   --------    --------   --------
 Revenues:
   Intermediation profit             $2,640     $3,659      $7,017     $9,627
   Interest                           1,771      3,409       5,484      8,416
   Equity in earnings
  (loss) of affiliate                     8          8          (3)       (19)
                                     ------     ------      ------     ------
           Total revenues             4,419      7,076      12,498     18,024

 Interest expense                       851      1,951       2,043      5,154
                                     ------     ------      ------     ------
   Revenues, net of
     interest expense                 3,568      5,125      10,455     12,870

 Expenses:
 Operating                              164        238         654        554
                                     ------     ------      ------     ------
 Income before taxes                  3,404      4,887       9,801     12,316
 Income taxes                           140        195         392        493
                                     ------     ------      ------     ------
     Net Income                      $3,264     $4,692      $9,409    $11,823
                                     ======     ======      ======    =======









     The accompanying notes are an integral part of the unaudited condensed financial statements.

                    GS FINANCIAL PRODUCTS U.S., L.P.

                        Condensed Balance Sheets
                       (U.S. dollars in thousands)
                               (Unaudited)
                               ----------


                                           November 29, 1996    August 29, 1997

 Assets:
   Cash and cash equivalents                    $141,550             $257,333
   Securities owned, at fair value                     0              130,825
   Derivative transactions, at fair value:
      Affiliate                                    5,273               48,259
      Non-affiliate                              222,493              161,415
   Investment in affiliates                          952                  857
   Other assets                                      707                1,275
                                                --------             --------
            Total assets                        $370,975             $599,964
                                                ========             ========


 Liabilities and Partners' Capital:
   Derivative transactions, at fair
 value:
      Affiliate                                 $  4,157             $      0
      Non-affiliate                              107,401              153,458
   Long-term borrowings                          116,778              296,324
   Other liabilities and accrued expenses          8,596                4,392
                                                --------             --------
            Total liabilities                    236,932              454,174

   Commitments and contingencies

   Partners' capital:
      Limited partners                          133,364               145,052
      General partner                               679                   738
                                                --------             --------
            Total partners' capital             134,043               145,790
                                                --------             --------

      Total liabilities and partners' capital  $370,975              $599,964
                                               ========              ========






     The accompanying notes are an integral part of the unaudited condensed financial statements.

                   GS FINANCIAL PRODUCTS U.S., L.P.

          Condensed Statement of Changes in Partners' Capital
           For the Nine Fiscal Months Ended August 29, 1997
                      (U.S. dollars in thousands)
                              (Unaudited)
                              ----------


                                        General       Limited        Total
                                       Partner's     Partners'      Partners'
                                        Capital       Capital        Capital
                                       ---------     ---------      ---------

 Balance, November 29, 1996              $679        $133,364       $134,043
 Net income                                59          11,764         11,823
 Change in translation adjustment           0             (76)           (76)
                                       ---------     ---------      ---------
 Balance, August 29, 1997                $738        $145,052       $145,790
                                       =========     =========      =========








     The accompanying notes are an integral part of the unaudited condensed financial statements.

                   GS FINANCIAL PRODUCTS U.S., L.P.

                  Condensed Statements of Cash Flows
                      (U.S. dollars in thousands)
                              (Unaudited)
                              ----------

                                              For the Nine Fiscal Months Ended
                                             August 30, 1996     August 29,1997
                                             ---------------     --------------

 Cash flows from operating activities:
   Net income                                       $9,409             $11,823
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Equity in loss of affiliate                         3                  19
     Unrealized depreciation of
     securities owned                                    0               5,972
     Increase in long-term borrowings
     due to changes in fair value of
     embedded derivative transactions                    0              18,749

      Decreases (Increases) in
      operating assets:
       Derivative transactions, at
       fair value:
          Affiliate                                      0             (42,986)
          Non-affiliate                             23,395              61,078
       Other assets                                    (56)               (568)

      (Decreases) Increases in
      operating liabilities:
        Derivative transactions, at
        fair value:
          Affiliate                                (95,216)             (4,157)
          Non-affiliate                            (21,081)             46,057
       Other liabilities and accrued
       expenses                                     (2,120)             (4,204)
                                                   --------           ---------

 Net cash (used in) provided by
 operating activities                              (85,666)             91,783

 Cash flows from investing activities
   Short term investments                           24,690                   0
   Purchases of securities owned                         0            (136,797)
                                                   --------           ---------

 Net cash provided by (used in) investing
 activities                                         24,690            (136,797)

Cash flows from financing activities:
   Distribution to partners                         (1,925)                  0
   Proceeds from long term borrowings               73,000             160,797
                                                   --------           ---------

 Net cash provided by financing activities          71,075             160,797

 Net increase in cash and cash equivalents          10,099             115,783

 Cash and cash equivalents, beginning
      of period                                    168,692             141,550

 Cash and cash equivalents, end of period         $178,791            $257,333
                                                  =========           =========

 Supplemental disclosure of cash
 flow information:
   Interest paid                                        $0              $3,100

   Income taxes paid                                  $657                $155



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

     The Company's Securities owned and Derivative Transactions are recorded on a trade date basis.

     Securities owned are recorded at their fair value and Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $1.6 million and $4.5 million for the three fiscal months ended and the nine


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   (Unaudited)
                                   ----------


     fiscal months ended August 30, 1996, respectively, and $3.0 million and $7.0 million for the three fiscal months ended and the nine fiscal months ended August 29, 1997, respectively.

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

     Fair value for Securities owned is based on quoted market prices. Fair value for all Derivative Transactions is estimated by using financial models developed by affiliates, which incorporate market data for the relevant instruments or for instruments with similar characteristics. Fair value is estimated at a specified point in time. The nature, size, and timing of transactions and the liquidity of the markets may not ultimately allow for the realization of these values.

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

     At November 29, 1996, the Company had credit exposure exceeding 10% of its total assets to two banks, which represented 26% of total assets. At August 29, 1997, the Company had credit exposure exceeding 10% of its total assets to three banks, which represented 33% of total assets. Each of the counterparties had a rating of double A or better from at least one internationally recognized credit rating agency.

     Certain prior period amounts have been reclassified to conform with the August 29, 1997 presentation.


2.   Securities Owned:

     As of August 29, 1997 Securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (market value approximately $35 million) and shares of common stock of Citicorp (market value approximately $96 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of long term notes which are mandatorily exchangeable into shares of common stock of Oxford Health Plans, Inc. and are exchangeable, at the option of the holder, into shares of Citicorp common stock. (See Note 6.)


3.   Derivative Transactions:

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



                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   (Unaudited)
                                   ----------

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

     The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such Derivative Transactions, net of collateral. As of November 29, 1996 and August 29, 1997, the Company's aggregate credit exposure in respect of Derivative Transactions was approximately $226 million and approximately $140.3 million, respectively.

     The Company limits its credit risk by doing business principally with highly-rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $5 million related to Derivative Transactions at August 29, 1997.

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




                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   (Unaudited)
                                   ----------


                                         November 29, 1996      August 29, 1997
                                         -----------------      ---------------

Non-affiliates
   Interest rate swap agreements                $6,869                $6,590
   Currency options written                      1,034                 1,252
   Currency options purchased                      594                   446
   Interest rate options written                 1,800                   992
   Interest rate options purchased               1,481                 2,383
   Currency and other swap agreements              502                   162
   Foreign currency forwards                       393                 1,525

Affiliates
   Interest rate swap agreements                $9,879                $8,716
   Currency options written                        594                   509
   Currency options purchased                    1,034                 1,189
   Interest rate options written                 1,481                 2,043
   Interest rate options purchased               2,458                 2,047
   Currency and other swap agreements            1,974                 1,443
   Foreign currency forwards                       393                 1,525

The notional amount of Derivative Transactions with affiliates differs from that with non-affiliates generally due to transactions guaranteed and transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions as of November 29, 1996 and August 29, 1997 and the average monthly fair values of such instruments for the fiscal year ended November 29, 1996 and the nine fiscal months ended August 29, 1997, computed in accordance with the Company's netting policy, are as follows:


(U.S. dollars in millions)       As of November 29, 1996   As of August 29, 1997
--------------------------       -----------------------   ---------------------
                                 Assets      Liabilities   Assets    Liabilities
                                 ------      -----------   ------    -----------

    Derivative Transactions
    -----------------------
    Non-affiliates                $222.5        $107.4     $161.4       $153.5
    Affiliates                       5.3           4.2       48.3          0.0


                           Average Monthly Fair Value
                           --------------------------
                           (U.S. dollars in millions)

                          Twelve fiscal months ended    Nine fiscal months ended
                                November 29, 1996           August 29, 1997
                          --------------------------    ------------------------
                             Assets    Liabilities        Assets     Liabilities
                             ------    -----------        ------     -----------

    Derivative Transactions
    -----------------------
    Non-Affiliates           $214.3       $96.1           $185.0        $129.0
    Affiliates                  4.0        69.8              9.3           0.0


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   (Unaudited)
                                   ----------


4.   Related Party Transactions:

     In the ordinary course of business, the Company enters into hedging transactions with affiliates. Through August 29, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

     In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. The Company paid approximately $700 thousand to an affiliate related to the issuance of certain medium-term notes. The Company has deferred and will amortize these costs over the lives of the related notes. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates. For each of the nine fiscal months ended August 30, 1996 and August 29, 1997, approximately $129 thousand and $116 thousand, respectively, were charged for such services.


5.   Investment in Affiliates:

     The Company owns an approximate 2% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

     FPI is engaged in a business similar to that of the Company. As of August 29, 1997, its assets consisted principally of Japanese equity and equity linked securities. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of August 29, 1997, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

     Selected financial data for FPI (U.S. dollars in millions):

                                          November 29, 1996     August 29, 1997
                                          -----------------     ---------------
      Total assets                              $400                  $234
      Total liabilities                          304                   200
      Partners' capital                           96                    34

     The decrease in capital is a result of a Yen 6 billion distribution of capital made by FPI to GS Financial Products, L.P., one of the Company's limited partners. As a result of this distribution, the Company's general and limited partnership interest in FPI increased from 1% to 2%.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   (Unaudited)
                                   ----------


6.   Long-term Borrowings:

                                          November 29, 1996      August 29, 1997
                                          -----------------      ---------------


Nikkei Indexed Notes due December 22,
    2000(1)                                    $40,449               $48,663

S&P Enhanced Stock Index Growth Notes
    due August 9, 2002(2)                       76,329                90,088

7% Mandatorily Exchangeable Notes due
    July 23, 1999(3) (Subject to
    Mandatory Exchange into Shares of
    Common Stock of Oxford Health Plans,
    Inc.)                                          N/A                 37,573
3% Citicorp Exchangeable Notes due
    August 28, 2002(4)                             N/A                120,000
                                          =================      ===============
                                              $116,778               $296,324
                                          =================      ===============

(1) Inclusive of embedded written option to the note holders of $11.6 million as at November 29, 1996 and $16.2 million as at August 29, 1997.

(2) Inclusive of embedded written option to the note holders of $25.3 million as at November 29, 1996 and $36.7 million as at August 29, 1997.

(3) Inclusive of embedded purchased option from the note holders of $2.8 million as at August 29, 1997.

(4) Inclusive of embedded purchased option from the note holders of $22.0 million as at August 29, 1997. The Notes are redeemable through September 13, 1999 at the option of the Company, if the Company determines it will no longer maintain its public registrant status, and callable thereafter.


     The face amounts of the Nikkei Indexed Notes, the S&P Enhanced Stock Index Growth Notes and the Citicorp Exchangeable Notes are $40 million, $73 million and $120 million, respectively. The Oxford Health Plans Mandatorily Exchangeable Notes do not have a face amount, but had an initial principal amount of $40,797,724 which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. The Company's obligations to the note holders under each note could increase based upon the closing equity index levels of the Nikkei 225 and the S&P 500, the closing price of Oxford Health Plans, Inc. common stock and the closing price of Citicorp common stock, respectively. The ability of the holders of the Oxford Health Plans Mandatorily Exchangeable Notes to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. There is no stated coupon on the Nikkei Indexed Notes or the S&P Enhanced Stock Index Growth Notes.

     The Company has ascribed the proceeds from the notes to the underlying principal component and the embedded written equity index option. Except for the Oxford Health Plans note, the amounts ascribed to the principal component will accrete, under the effective interest method, to the stated principal amount over time. For the Oxford Health Plans notes, the principal repayment amount will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The embedded purchased and written options are recorded at fair value.

     The Company has entered into Derivative Transactions with an affiliate to effectively convert its obligations under the notes into U.S. dollar-based floating interest rate costs. The periodic receipts and payments on the interest rate component of these Derivative Transactions are recognized as adjustments to interest expense and are accrued over the life of the notes. The Derivative Transactions hedging the embedded equity options are recorded at fair value. Including the impact of the Derivative Transactions, the weighted average interest rate for the notes was 5.41% as of November 29, 1996 and 5.58% as of August 29, 1997.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   (Unaudited)
                                   ----------


7.  Liability of General Partner:

     The Company's sole general partner is GS Financial Products U.S. Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

     The assets of the Corporate General Partner consist principally of cash and short-term investments. Short-term investments include U.S. Treasuries and government agency securities with maturities of less than one year and are carried at cost plus accrued interest, which approximates fair value. The Corporate General Partner had assets of $12.3 million and equity of approximately $12.2 million as of November 29, 1996 and assets of approximately $2.4 million and equity of approximately $2.1 million as of August 29, 1997. The decrease in total assets and equity is the result of a $10 million dividend paid by the Corporate General Partner to GS Financial Products, L.P., one of the Company's limited partners.


8.  Income Taxes:

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

     Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal quarters ended August 30, 1996 and August 29, 1997, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

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

     At August 29, 1997, the Company had entered into or guaranteed $23 billion notional amount of interest rate swaps and options, $8 billion notional amount of currency options, forwards and swaps and $0.05 billion notional amount of other swaps and options with a total of 77 counterparties.

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

     Through August 29, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $17.5 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

     As of August 29, 1997, the Company has equity-linked Medium Term Notes outstanding with a carrying value of $296 million. The Company expects to continue to issue equity-linked Medium Term Notes in the future. The Company intends to utilize the majority of the proceeds received from such issuances to acquire shares of common stock, purchase or write exchange traded and over-the-counter options and enter into interest rate and equity-linked swaps to hedge its obligations under the Notes. The remainder of the net proceeds from each issuance will be added to the Company's working capital to support its Derivative Transaction activities.

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

     Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of August 29, 1997, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

     Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of August 29, 1997 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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


Three Fiscal Months Ended August 29, 1997 Versus Three Fiscal Months Ended August 30, 1996

     For the three fiscal months ended August 29, 1997, the Company reported revenues net of interest expense of $5.1 million, consisting principally of intermediation profits of $3.7 million and net interest income of $1.5 million. During the period, the Company entered into or guaranteed 241 Derivative Transactions with non-affiliates, and 260 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $6.8 billion, which resulted in initial intermediation profits of $3.0 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). The Company incurred interest expense of $2.0 million during the three fiscal months ended August 29, 1997.

     In comparison, the Company reported revenues net of interest expense of $3.6 million for the three fiscal months ended August 30, 1996, which consisted principally of intermediation profits of $2.6 million and net interest income of $0.9 million. During the period, the Company entered into or guaranteed 101 Derivative Transactions with non-affiliates and hedged these transactions with 105 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $4.0 billion, which resulted in initial intermediation profits of $1.6 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). Interest expense for the three fiscal months ended August 30, 1996 was $851 thousand.

     Interest income for the fiscal quarter ended August 29, 1997 was $3.4 million or 92% more than the same fiscal period of the previous year, due primarily to increased cash balances. Total intermediation profit for the three month fiscal period ending August 29, 1997 was approximately $3.7 million, or 39% more than the same fiscal period of the previous year. Initial intermediation profit for the three fiscal months ended August 29, 1997 was $3.0 million, or 88% more than the three fiscal months ended August 30, 1996, reflecting an increase in the number and a lengthening of the maturity of certain Derivative Transactions entered into with non-affiliates during this period. Interest expense of $2.0 million for the three fiscal months ended August 29, 1997 increased significantly from the $851 thousand incurred in the same fiscal period in 1996. This increase is primarily due to the increase in long-term borrowings. In August 1996, the Company issued $73 million of S&P Enhanced Stock Index Growth Notes due August 9, 2002. In July 1997, the Company issued $41 million of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.), and in August 1997 the Company issued $120 million of 3% Citicorp Exchangeable Notes due August 28, 2002. (See Note 6 to the Consolidated Financial Statements in Item 1.)

     Operating expenses for the three fiscal months ended August 29, 1997 were $238 thousand, compared to $164 thousand in the fiscal quarter ended August 30, 1996. This was primarily due to an increase in consulting fees. Fees and expense reimbursement to Group affiliates included within operating expenses were $32 thousand and $45 thousand for the fiscal quarters ended August 29, 1997 and August 30, 1996, respectively. Other operating expenses were $206 thousand and $119 thousand for the three fiscal month periods ended August 29, 1997 and August 30, 1996, respectively, and consisted principally of legal, accounting and rating agency fees.

     Net income of $4.7 million for the fiscal quarter ended August 29, 1997 showed an increase of $1.4 million from the $3.3 million net income for the fiscal quarter ended August 30, 1996. Total assets as of August 29, 1997 were $600 million, compared with total assets of $371 million as of November 29, 1996. This increase in total assets is primarily related to the purchasing of shares of common stock to hedge the medium-term note issuances of July and August 1997. (See Notes 2 and 6 to the Consolidated Financial Statements in Item 1.)


Nine Fiscal Months Ended August 29, 1997 Versus Nine Fiscal Months Ended August 30, 1996

     For the nine fiscal months ended August 29, 1997, the Company reported revenues net of interest expense of $12.9 million, consisting principally of intermediation profits of $9.6 million and net interest income of $3.3 million. This represented an increase in reported revenues net of interest expense of 23% compared to the nine fiscal months ended August 30, 1996. During the period, the Company entered into or guaranteed 518 Derivative Transactions with non-affiliates and 542 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $14.8 billion, which resulted in initial intermediation profits of $7 million. The remainder of intermediation profit for this period principally resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $5.2 million during the nine fiscal months ended August 29, 1997.

     For the nine fiscal months ended August 30, 1996, the Company reported revenues net of interest expense of $10.5 million, which consisted principally of intermediation profits of $7.0 million and net interest income of $3.4 million. During the nine fiscal months ended August 30, 1996, the Company entered into or guaranteed 164 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value and 187 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $11.8 billion, which resulted in initial intermediation profit of $4.5 million. The remainder of intermediation profits for the nine fiscal month period ended August 30, 1996 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $2.0 million during the nine fiscal months ended August 30, 1996.

     Interest income of $8.4 million for the nine fiscal months ended August 29, 1997 increased by $2.9 million or 53% over the nine fiscal months ended August 30, 1996 due to higher cash balances. Initial intermediation profit for the nine fiscal months ended August 29, 1997 increased to $7 million compared to $4.5 million during the nine fiscal months ended August 30, 1996, reflecting an increase in the number and a lengthening of the maturity of certain Derivative Transactions entered into with non-affiliates. Other intermediation profit increased $0.1 million to $2.6 million for the nine fiscal months ended August 29, 1997 compared to other intermediation profit of $2.5 million in the nine fiscal months of 1996. Interest expense of $5.2 million for the nine fiscal months ended August 29, 1997 increased significantly from the $2.0 million incurred in the same fiscal period in 1996 as a result of the increase in long term debt discussed above. The effective weighted average interest rate for long term borrowings was 5.58% for the nine months ended August 29, 1997.

     Operating expenses for the nine fiscal months ended August 29, 1997 were $554 thousand, compared to $654 thousand in the nine fiscal months ended August 30, 1996. Fees and expense reimbursement to Group affiliates included within operating expenses were $116 and $129 thousand for the nine fiscal months ended August 29, 1997 and August 30, 1996. Other operating expenses were $438 thousand and $525 thousand for the nine fiscal month periods ended August 29, 1997 and August 30, 1996, respectively, and consisted principally of legal, accounting and rating agency fees. The reduction in other operating expenses was primarily due to a reduction in the level of legal expenses incurred by the Company.

     Net income of $11.8 million for the nine fiscal months ended August 29, 1997 increased by 26% or $2.4 million from the nine fiscal months ended August 30, 1996 net income of $9.4 million. Total assets as of August 29, 1997 were $600 million, consisting principally of Derivative Transactions, cash and cash equivalents and equity securities.

     Net cash provided by operating activities during the nine months ended August 29, 1997 was $92 million, which primarily reflected receipts exceeding payments on Derivative Transactions. In comparison, for the nine fiscal months ended August 30, 1996, cash used in operating activities was $86 million and principally reflected payments exceeding receipts on Derivative transactions, partially offset by net income. Net cash used in investing activities during the nine months ended August 29, 1997, totalled $136.8 million and reflected the purchase of shares of common stock of Oxford Health Plans, Inc. and Citicorp to hedge the Company's exposure under the 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) (the "Oxford Notes") and 3% Citicorp Exchangeable Notes due August 28, 2002 (the "Citicorp Notes"). The increase in cash flows from financing activities reflected the issuance of the Oxford and Citicorp Notes.

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

     The composition, at November 24, 1995, November 29, 1996 and August 29, 1997, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include short-term investments, cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., Derivative Transactions reported as assets where collateral has been received, to the extent of the value of the collateral received.) At November 24,

1995, November 29, 1996 and August 29, 1997, the Company's counterparties consisted largely of banks located in Europe, North America and the Far East, as well as affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

               Current Credit Exposure - By S&P Rating of Obligor:
               ---------------------------------------------------
                           (U.S. dollars in millions)

                        November 24, 1995            November 29, 1996            August 29, 1997
                        -----------------            -----------------            ---------------
S&P Rating:              $          Percent             $        Percent             $         Percent
                      --------      -------          -------     -------          --------     -------
AAA                   $  119.3         29.3%         $ 125.3         34.0%        $   91.3         23.0%
AA+                        9.4          2.3             10.0          2.7             79.2         20.0
AA                        37.3          9.2             31.9          8.7             69.1         17.4
AA-                       89.7         22.0             23.6          6.4              2.9          0.7
A+                       117.1         28.8             84.1         22.8            110.8         28.0
A                         32.3          7.9             48.8         13.2             23.7          6.0
A-                         2.1          0.5             45.1         12.2             19.5          4.9
                      --------     --------           -------     -------          --------     -------
         Total        $  407.2        100.0%         $ 368.8        100.0%        $  396.5        100.0%
                      ========     ========           =======     =======          ========     =======

         Current Credit Exposure - By Country of Obligor's Headquarters:
         ---------------------------------------------------------------
                           (U.S. dollars in millions)

                       November 24, 1995             November 29, 1996             August 29, 1997
                       -----------------             -----------------             ---------------
Country:                 $        Percent              $         Percent              $         Percent
                     --------     -------            -------     --------          --------     -------
U.S.                 $  117.5         28.8%          $ 178.7         48.4%        $  219.3         55.2%
Switzerland              43.0         10.6              28.3          7.7             70.2         17.7
France                   65.6         16.1              65.5         17.7             58.6         14.8
Japan                   102.2         25.1              69.7         18.9             33.3          8.4
Germany                  34.1          8.4               6.9          1.9              7.8          2.0
Netherlands              34.2          8.4              17.6          4.8              0.0          0.0
Other                    10.6          2.6               2.1          0.6              7.3          1.9
                     --------     --------           -------     --------          --------     -------
         Total       $  407.2        100.0%          $ 368.8        100.0%        $  396.5        100.0%
                     ========     ========           =======     ========          ========     =======

                  Current Credit Exposure - By Obligor Industry
                  ---------------------------------------------
                           (U.S. dollars in millions)

                               November 24, 1995           November 29, 1996           August 29, 1997
                               -----------------           -----------------           ---------------
Industry:                         $        Percent            $        Percent            $         Percent
                              --------     -------         -------     -------         --------     -------
Banks                         $  349.7        85.8%        $ 257.7        69.9%        $  295.4        74.5%
Industrials                       29.6         7.3            48.4        13.1             11.9         3.0
Financials                        20.3         5.0            43.3        11.7             67.8        17.1
Governmental Agencies              7.6         1.9            19.4         5.3             21.4         5.4
                              --------     -------         -------     -------         --------     -------
         Total                $  407.2       100.0%        $ 368.8       100.0%        $  396.5       100.0%
                              ========     =======         =======     =======         ========     =======

     The Company has entered into and may continue to enter into transactions frequently with GS Financial Products International, L.P. ("FPI") or Goldman Sachs Capital Markets, L.P. ("GSCM", obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At August 29, 1997, the Company had $42.7 million and $5.6 million of credit exposure to GSCM and GSFPI, respectively, as a result of these transactions. Due to the level of credit exposure to Group or its affiliates at August 29, 1997, the Company does not believe that financial information with respect to Group is material to investors in the Company's securities.

     The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be issued by a limited number of counterparties. At August 29, 1997, the Company had credit exposure net of collateral exceeding 10% of its total assets to Republic National Bank, Union Bank of Switzerland and Morgan Guaranty Trust Company. Collectively, such exposures represented 33% of total assets. The Company would incur a large loss if any of these counterparties were to default. The Company's largest credit exposure to any one counterparty was $70 million or 12% of total assets. However, Republic National Bank, Union Bank of Switzerland and Morgan Guaranty Trust Company were rated AA, AA+ and AAA, respectively, by S&P at August 29, 1997, and the Company currently does not anticipate any loss as a result of this exposure. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposure excessive.

     As of August 29, 1997, the Company was a party to Derivative Transactions with a notional amount of $30.8 billion. Of these, $8.7 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.

    Notional Amount of Derivative Transactions with Potential Credit Exposure - By Maturity:
    ----------------------------------------------------------------------------------------
                                 (U.S. dollars in millions)

                      November 24, 1995           November 29, 1996             August 29, 1997
                      -----------------           -----------------             ---------------
                       $        Percent            $        Percent             $        Percent
                   --------     -------         -------     -------         --------     -------

1995-1996          $  3,402        15.2%        $   850         3.6%        $      0         0.0%
1997-1999            10,544        47.2          12,918        54.0           10,059        45.5
2000-2003             4,469        20.0           4,671        19.5            5,478        24.8
2004-2005             3,283        14.7           2,549        10.7            2,258        10.2
2006-2021               637         2.9           2,895        12.2            4,294        19.5
                   --------     -------         -------     -------         --------     -------
         Total     $ 22,335       100.0%        $23,883       100.0%        $ 22,089       100.0%
                   ========     =======         =======     =======         ========     =======


 Notional Amount of Derivative Transactions with Potential Credit Exposure - By Credit Quality of Obigor:
 --------------------------------------------------------------------------------------------------------
                                    (U.S. dollars in millions)


                      November 24, 1995           November 29, 1996             August 29, 1997
                      -----------------           -----------------             ---------------
S&P Rating:            $        Percent            $        Percent             $        Percent
-----------        --------     -------         -------     -------         --------     -------

     AAA           $  2,571       11.5%         $ 2,727        11.4%        $  3,488       15.8%
     AA+                500        2.2              472         2.0              536        2.4
     AA                 685a       3.1              696a        2.9                0        0.0
     AA-              1,254        5.6            1,133         4.7              478        2.2
     A+               1,482        6.6              274         1.1              166        0.8
     A                1,301        5.8            1,465         6.1            1,808        8.2
     A-                  99        0.4            1,088         4.6              620        2.8
     Below A-           200a       0.9              290a        1.2               74a        0.3
Affiliates           14,243       63.9           15,738        66.0           14,919        67.5
                   --------     -------         --------      -------        --------       ------
     Total         $ 22,335      100.0%         $23,883       100.0%        $ 22,089        100.0%
                   ========     ======          ========      =======        ========       =======

(a)      Includes Derivative Transactions which are collateralized in part.


   Notional Amount of Derivative Transactions with Potential Credit Exposure -
   ---------------------------------------------------------------------------
                       By Principal Underlying Index Type:
                       -----------------------------------
                           (U.S. dollars in millions)


                     November 24, 1995          November 29, 1996           August 29, 1997
                     -----------------          -----------------           ---------------
                      $        Percent           $        Percent             $       Percent
                  --------     -------        -------     -------         --------    -------

Interest rate     $  19,792       88.6%       $  19,910        83.4%      $  17,044      77.2%
Currency              1,826        8.2            3,923        16.4           4,996      22.6
Other                   717        3.2               50         0.2              50       0.2
                  ---------    -------         --------    --------        --------   -------
         Total    $  22,335      100.0%       $  23,883       100.0%      $  22,089     100.0%
                  =========    =======         ========    ========        ========   =======

     The notional amount of currencies, expressed in U.S. dollars at August 29, 1997, to be exchanged under currency options and currency swaps outstanding at August 29, 1997 were U.S. dollars ($1,517 million), Japanese yen (approximately $641 million), British pounds (approximately $606 million), Netherlands guilder (approximately $601 million), German marks (approximately $443 million), Italian lire (approximately $426 million), European currency units (approximately $306 million), French francs (approximately $163 million), Australian dollars (approximately $99 million), Hong Kong dollars (approximately $79 million), Argentine peso (approximately $30 million), Mexican pesos (approximately $24 million), Swiss francs (approximately $19 million), Brazilian reals (approximately $15 million), Canadian dollars (approximately $5 million), Danish krone (approximately $5 million), Belgium francs (approximately $3 million), Spanish pesetas (approximately $3 million), Swedish krona (approximately $3 million), New Zealand dollars (approximately $2 million), Finnish markka (approximately $1 million), Malaysian ringgit (approximately $1 million), and Singapore dollars (approximately $1 million).

     The fair values of Derivative Transactions as of November 29, 1996 and August 29, 1997 and the average monthly fair values of such instruments for the fiscal year ended November 29, 1996 and the fiscal nine months ended August 29, 1997, computed in accordance with the Company's netting policy, are as follows:


(U.S. dollars in millions)       November 29, 1996           August 29, 1997
--------------------------       -----------------           ---------------
                                Assets   Liabilities       Assets   Liabilities
                                ------   -----------       ------   -----------
Derivative Transactions
-----------------------
         Non-affiliates         $222.5      $107.4         $161.4     $153.5
         Affiliates                5.3         4.2           48.3        0.0


                           Average Monthly Fair Value
                           --------------------------
                          (dollar amounts in millions)

                          Twelve fiscal months ended    Nine fiscal months ended
                               November 29, 1996            August 29, 1997
                               -----------------            ---------------
                            Assets      Liabilities      Assets      Liabilities
                            ------      -----------      ------      -----------
Derivative Transactions
-----------------------
         Non-affiliates     $214.3         $96.1         $185.0         $129.0
         Affiliates            4.0          69.8            9.3            0.0


     The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At August 29, 1997, FPI had total liabilities of $200 million. At August 29, 1997, the long-term debt securities of FPI were rated Aaa, AAA and AAA by Moody's, S&P and Fitch, respectively.

     At August 29, 1997, the Company had $257 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, such distributions will be limited to ensure that the Company's ability to meet its obligations is not adversely affected.

     The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement covering $500 million of Medium-Term Notes that may be offered on a continuous basis. As of August 29, 1997, the Company had $266 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 Indexed Notes due December 22, 2000, $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002, approximately $41 million initial principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.), and $120 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002. The Company intends to issue additional equity-linked Medium-Term Notes in the future. As a result, the Company's leverage will increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

     Prior to January 1, 1997 under U.S. federal tax regulation, the Company was required to withhold income tax on behalf of its partners. Such withholding amounted to $4.53 million for the fiscal year ended November 29, 1996, and was accrued as a distribution to partners and included in Other liabilities and accrued expenses in the balance sheet. For the fiscal quarter ended August 29, 1997 no such taxes were required to be remitted in accordance with U.S. Federal law. Other than such withholding, if any, all net income during the nine month periods ending August 30, 1996 and August 29, 1997, respectively, was retained in partners' capital. At August 29, 1997, the Company had $146 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

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

     While the Company believes that in the case of credit exposures calculated on a "net basis" (i.e., adding the positive and negative values) or net of collateral it has in place an enforceable netting agreement or an enforceable security interest, no assurance can be given that a court would, under all circumstances, enforce the netting agreement or recognize the validity of the security interest.

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

PART II: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

No litigation was commenced against the Company through August 29, 1997.



Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            12.1 Statement re computation of ratios of earnings to fixed charges

            27.1 Financial Data Schedule

        (b) Reports on Form 8-K:

            1. Form 8-K, dated July 23, 1997; Items 5 and 7 relating to the issuance of the 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.).

            2. Form 8-K, dated September 4, 1997; Items 5 and 7 relating to the issuance of the 3% Citicorp Exchangeable Notes due August 28, 2002.

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


                                   GS FINANCIAL PRODUCTS U.S., L.P.
                                   acting by its general partner, GS
                                   Financial Products U.S. Co.



     Date: October 9, 1997         By: /s/ Greg Swart
                                         Greg Swart
                                        President, Principal Financial
                                        Officer and Principal Accounting
                                        Officer

                                   For and on behalf of GS Financial
                                   Products U.S., Co., general partner
                                   of GS Financial Products U.S., L.P.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER      DESCRIPTION
--------------      ------------------------------------------------------------

    12.1            Computation of Ration of Earnings to Fixed Charges

    27.1            Financial Data Schedule