Form 10-K
period 1997-11-28
GS FINANCIAL PRODUCTS US LP
filed 1998-02-26
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission File Number: 000-25178

                        GS FINANCIAL PRODUCTS U.S., L.P.
             (Exact name of registrant as specified in its charter)

CAYMAN ISLANDS                                                                52-1919759
(State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

P.O. Box 896, Harbour Centre, North Church Street
Grand Cayman, Cayman Islands, British West Indies
(Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code                            (809) 945-1326

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                                          Name of each exchange on which registered:
--------------------                                          ------------------------------------------
Nikkei 225 Indexed Notes due December 22, 2000                          American Stock Exchange
S&P Enhanced Stock Index Growth Notes due August 9, 2002                New York Stock Exchange
3% Citicorp Exchangeable Notes due August 28, 2002                      American Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                         Limited partnership interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: __X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.): Not Applicable

                        GS FINANCIAL PRODUCTS U.S., L.P.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1997


Form 10-K Item Number:

                                                                                       Page No.
                                                                                       --------

PART I
------

Item 1:   Business...........................................................................3

Item 2:   Properties........................................................................16

Item 3:   Legal Proceedings.................................................................16

Item 4:   Submission of Matters to a Vote of Security-Holders...............................16


PART II
-------

Item 5:   Market for the Company's Common Equity and
             Related Stockholder Matters....................................................17

Item 6:   Selected Financial Data...........................................................17

Item 7:   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................17

Item 8:   Financial Statements and Supplementary Data.......................................26

Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure.........................................26


PART III
--------

Item 10:  Directors and Executive Officers of the Registrant................................27

Item 11:  Executive Compensation............................................................28

Item 12:  Security Ownership of Certain Beneficial Owners and Management....................28

Item 13:  Certain Relationships and Related Transactions....................................29


PART IV
-------

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................32

Index to Financial Statements of the Company...............................................F-1

Signatures................................................................................F-16

Exhibit Index


                                     PART I
                                     ------

ITEM 1:  BUSINESS

General

    GS Financial Products U.S., L.P. (the "Company") was formed as a Cayman Islands exempted limited partnership on February 5, 1992. All the partnership interests in the Company are owned by subsidiaries of The Goldman Sachs Group, L.P. ("Group"). The Company currently owns a portfolio consisting principally of $28 billion notional amount of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies.

    The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures or the purchase of the underlying instruments subject to the transactions, such as foreign currencies, physical commodities and securities. In addition, from time to time the Company issues structured notes.

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

    Because the Company anticipates that all of its obligations will be offset by equal or greater obligations from third parties, the Company will, in the absence of a counterparty default, be protected against the effects of market fluctuations. As discussed above, however, the Company will enter into transactions as principal. Accordingly, in the event of a default by a counterparty, the Company will be exposed to the risk of loss because it will remain obligated to comply with its payment or delivery obligations to the non-defaulting counterparty. Under such circumstances, the Company may sustain losses, the amount of which will depend upon a number of factors, including whether the defaulting counterparty had accrued payment obligations to the Company, whether the Company is able to enter into a transaction to replace the position on which the default occurred and whether the Company is able to terminate the non-defaulted position. See "Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk", "Monitoring the Portfolio" and "Documentation" below.

DERIVATIVE TRANSACTIONS

    The following is a summary of the types of instruments that the Company currently anticipates entering into, purchasing, selling and issuing in the course of its business. As discussed above, the Company's current portfolio of Derivative Transactions consists principally of interest rate swaps and options, index swaps, currency forwards and currency swaps and options denominated in a variety of currencies. Nevertheless, the Company may expand its portfolio to include the entering into of a variety of additional Derivative Transactions. The exact extent and timing of the expansion of the Company's portfolio will depend upon market conditions and other factors beyond the Company's control.

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

    The Company may also engage in Derivative Transactions to hedge its cost of funds. For example, the Company may issue a debt obligation with a return linked to an index, and enter into a Derivative Transaction with a third party or a Group affiliate to hedge the indexed component of the debt obligation at terms which will result in a cost of funds to the Company which is either fixed or floating based on a short-term interest rate. See "Structured Notes" below.

  INTEREST RATE AND CURRENCY SWAPS

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

  INDEX SWAPS

    An index swap is a bilateral agreement between two parties based on the value of an index of one or more currencies (including baskets of currencies), one or more commodities (including baskets of commodities), one or more securities (including baskets of securities) and/or any other index. One party (Party A) may undertake to pay a decrease in a specified notional value of a selected index below a specified level in exchange for the agreement by the other party (Party B) to pay any increase of the selected index above a specified level. As with commodity swaps, on each payment date the parties net the payments owed by each party, and only the net amount is paid by one party to the other. Index swaps generally extend from relatively short periods (six months) to medium-term maturities (three to five years). Payments are exchanged periodically at intervals negotiated by the parties. On relatively short-term Derivative Transactions, the exchange of payments is generally only made on the swap termination date.

    In an index swap, both parties assume the risk of changes in the value of the selected index, since, in the example above, if the index value on the payment date is less than its value on the inception date, Party A will owe the difference to Party B. On the other hand, if the index value on the payment date is more than its value on the inception date, Party B will owe the difference to Party A. In either case, any interest owed under the index swap will be added to or netted against the amounts owed in respect of changes in the index.

STRUCTURED NOTES

    As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview", the Company has entered into a number of transactions in which the Company issues Medium Term Notes ("Notes"), where payments on the Notes are determined by reference to the performance of a single equity security or an equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with Affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The cost of hedging an equity-linked Medium Term Note may use up a substantial portion of the proceeds from the issuance of such Note.

SECURITIES OWNED

    As of November 28, 1997, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (market value approximately $11.4 million) and shares of common stock of Citicorp (market value approximately $83.8 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of Medium Term Notes, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock.

ENTERING INTO NEW DERIVATIVE TRANSACTIONS AND RISK MANAGEMENT

    In connection with entering into any Derivative Transaction, the Company seeks to ensure that its obligations under any new Derivative Transactions can be "hedged" with other Derivative Transactions. The Company also considers a variety of factors, including any existing exposure of the Company and Group and its affiliates to the proposed counterparty, the level and volatility of the index to which the transaction would be linked, the credit quality of the proposed counterparty and the credit risk it is undertaking in connection with entering into such Derivative Transaction as well as the impact of any additional such risk on its portfolio of Derivative Transactions. In addition, prior to entering into a Derivative Transaction, the Company must determine that the spread on such Derivative Transaction is satisfactory in light of the credit risk associated with such Derivative Transaction. The Board of Directors of GS Financial Products US Co. (the "Corporate General Partner"), the general partner of the Company, has approved the Company's procedures to monitor and control the credit quality of, and the Company's exposure to, counterparties as described below and under "Monitoring the Portfolio" below. Such procedures may be changed at any time and from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in item 7 for a discussion of the current review of the Company's business and operations.

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

  CREDIT QUALITY AND COUNTERPARTY CREDIT RISK

    The Company anticipates that it will make payments on its obligations, including any indebtedness, principally or exclusively with cash on hand and receipts from its portfolio of Derivative Transactions. As a result, the Company's ability to meet its obligations will depend on its ability to collect the amounts owed pursuant to such Derivative Transactions. Accordingly, defaults by counterparties with large obligations to the Company could materially and adversely affect the Company's financial position, results of operations and cash flows.

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

    The Company utilizes several techniques to assess and limit credit risk as described below. The Company's procedures to monitor and control the credit quality of, and the Company's exposure to, counterparties as described below may be changed at any time by the Board of Directors of the Corporate General Partner of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the current review of the Company's business and operations.

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

    Pursuant to an Origination Agreement with Goldman, Sachs & Co. ("GS&Co.") as described under "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- New Business Services Agreements" in Item 13, GS&Co. has agreed to provide, or cause to be provided, credit reviews of counterparties. The Company has been advised by GS&Co. that the credit quality of each counterparty to a new Derivative Transaction (regardless of the extent of existing Derivative Transactions with such counterparty) will be evaluated by the credit department of one of its affiliates. This evaluation includes a review of the credit exposure of

Group and its affiliates to the counterparty's credit. The Company has further been advised by GS&Co. that these credit reviews are performed by representatives of its credit department and that they are responsible for conducting due diligence as to the credit quality of potential counterparties for the purposes of other activities of Group and its affiliates. GS&Co.'s role is solely to provide information to the Company, and it has no liability to the Company in respect of the provision of such credit reviews except in the case of gross negligence. Generally, the Company does not anticipate entering into transactions which otherwise might meet its standards but exceed any exposure limits set by Group for itself and its affiliates. This may result in less business for the Company, since Group and its affiliates may have large existing exposures to certain counterparties.

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

    DOCUMENTATION. To reduce the amount of its credit exposure, the Company anticipates that many of its swaps, currency options, forward contracts and other similar transactions will be subject to master agreements which provide, among other things, for net payments between the parties in certain circumstances and for the closing out, on a net settlement basis, of all outstanding transactions upon a default by, or insolvency events affecting, either party. A common form of such an agreement, particularly for interest rate and currency swaps, is the form published by the International Swaps and Derivatives Association, Inc. (the "ISDA Agreement"), although other forms may be used as well. The Company anticipates that it will enter into transactions with GS Financial Products International, L.P. ("FPI") and Goldman Sachs Capital Markets, L.P. ("GSCM") in order to hedge its obligations on transactions between the Company and third parties. In order to facilitate such transactions, the Company has entered into ISDA Agreements with both FPI and GSCM. The obligations of GSCM under its ISDA Agreement have been unconditionally guaranteed by Group. Accordingly, the Company treats Group as the obligor with respect to the Derivative Transactions entered into under the ISDA Agreement with GSCM. For a summary of notional or contractual amounts involved in transactions with such affiliates at November 28, 1997 and November 29, 1996, see Note 3 to the Company's audited financial statements included in Item 14 below.

    Currently,   Derivative   Transactions  shown  in  the  Company's  financial
statements on a net basis are subject to agreements that contain close-out netting provisions that the Company believes are enforceable. In considering the enforceability of any netting provisions, the Company relies on advice from counsel. Any such analysis will depend on the country, governing law, type of transactions and counterparty involved.

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

    The Company's principal measurement of its total credit risk (the "Total Credit Risk") is an evaluation of the likelihood that the Company's cash receipts will be insufficient to meet its payment obligations on a timely basis as a result of counterparty defaults, market risk, or differences in timing of payment receipts and obligations. The Company estimates the Total Credit Risk using computer based simulations which take into account the timing and amount of payments required on the Company's assets, liabilities, and contingent liabilities, the level and volatility of any indices to which those payments are linked and the credit ratings of any counterparties who could owe money to the

Company. These simulation programs were developed by GS&Co. and are periodically updated by GS&Co. to reflect new product types. The assumptions used in the models are changed from time to time when the Company, in consultation with GS&Co. and with concurrence of the appropriate rating agency(s), determines that such changes would result in a more accurate measurement of its credit risk.

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

    The Company considers the credit risks posed by its existing portfolio to be below the levels it would find acceptable. The Company periodically monitors its exposure to individual counterparties and reviews its credit exposure to a counterparty prior to entering into any new transaction with such counterparty. If the Company determines that its exposure to any counterparty exceeds a level it deems acceptable, the Company will seek to reduce its exposure as described under "Monitoring the Portfolio" below.

    AFFILIATE CREDIT RISK LIMITS. The Company enters into Derivative Transactions with affiliates of Group (such affiliates, other than FPI, the "Group Affiliates"), principally GSCM. The Company also enters into hedging transactions with GSCM and FPI. Because the obligations of Group Affiliates will be guaranteed by Group, the Company treats Group as the obligor on these transactions for purposes of measuring its credit exposure. The Company may, therefore, have a significant credit exposure to Group in the future, in which case a default by Group would have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company does not expect, however, that such credit exposure would exceed the Company's net worth.

    In order to limit its exposure to Group, the Company subjects transactions with Group Affiliates to an additional credit limit over and above the limits discussed above which are applicable to other obligors. Specifically, the Company will not acquire any receivables issued or written by Group Affiliates if, after giving effect to such acquisition and to the effect of any netting agreements, the value of all such receivables would exceed 15% of the Company's total assets. For a discussion of the Company's policies with respect to netting agreements, see "Documentation" above. At November 28, 1997, the Company had credit exposure of $23.0 million to Group or Group Affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Item 7.

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

    The Company will also compete with current and future affiliates of Group which are in businesses substantially similar to that of the Company. These are FPI and Goldman Sachs Mitsui Marine Derivative Products, L.P. ("GSMMDP"), which was organized by Group and Mitsui Marine and Fire Insurance Co., Ltd. Neither of these entities is restricted from competing with the Company and the Company believes that each does so or intends to do so. The Company is a general partner of FPI and the directors and executive officers of the Company are also directors or executive officers of one or both of GSMMDP or FPI. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7 and "Directors and Executive Officers of the Registrant" under Item 10. Further, since each of these entities is directly or indirectly controlled by Group, Group may increase or decrease the level or vary the composition of new business in which any of these entities, including the Company, engages. No assurances can be given as to whether Group will allocate business to the Company or to one of its other highly rated affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the current review of the Company's business and operations.

    The Company anticipates that Group and certain counterparties may prefer to use the Company's affiliates for certain Derivative Transactions because the Company will be subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whereas the Company's affiliates are not. Such reporting obligations may require inclusion in public filings of information that counterparties do not wish to disclose and may increase, because of the involvement of counsel and accountants assisting in such filings, the costs associated with such transactions. Due principally to restrictions imposed by the United States federal securities laws, the Company does not expect that FPI or GSMMDP will compete with it for any transaction which would require such affiliate to issue an instrument which is a security under such laws to a U.S. person. In addition, because the Company will be able to access the U.S. capital markets, the Company's cost of funds may be lower than the cost of funds for the Company's affiliates. The Company believes Group has organized these entities to take advantage of the flexibility and cost advantages each of such entities provides.

    GSMMDP is highly rated, conducts a similar business as the Company and can be expected to be a significant competitor of the Company. The Company anticipates that GSMMDP will engage principally in Derivative Transactions with counterparties rated in the three highest rating categories by one or more nationally recognized statistical rating agencies. As a result, the Company does not anticipate that it will compete with GSMMDP for transactions involving counterparties with ratings below the three highest categories. For transactions where the Company competes with GSMMDP, in addition to the factors described above, the Company anticipates that a number of counterparties may prefer GSMMDP due to its credit support from owners with a longer operating history, larger capital base, and more diversified business than the Company. However, the Company is unable to predict the degree to which potential counterparties may prefer GSMMDP to the Company. One of the directors of the Corporate General Partner is also a director and President of the general partner of GSMMDP and another director is a director of the general partner of GSMMDP. See "Directors and Executive Officers of the Registrant" under Item 10.

    FPI is a highly rated derivative products company. FPI has the same executive officers as the Company. The Company anticipates that FPI will engage in certain transactions that the Company intends to avoid due to regulatory considerations, i.e., transactions which involve the purchase by FPI of instruments which may be "securities" within the meaning of the United States federal securities laws. However, the Company also expects that FPI will compete with the Company for all types of other transactions. The Company does not expect most counterparties to have a preference between itself and FPI. As a result, the Company expects competition with FPI to be based principally on the factors described above. See "Directors and Executive Officers of the Registrant" under Item 10.

    Counterparties with the highest credit rating are the most desired. The Company's long term debt and counterparty credit risk have been rated in the highest rating category by Standard & Poor's Ratings Group ("S&P") and Fitch IBCA, Inc. ("Fitch" and, together with S&P, the "Rating Agencies"), respectively. A reduction in the Company's long term debt or counterparty credit risk rating may adversely affect the Company's ability to compete successfully.

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

    As discussed herein, the Company is a general partner in FPI whose business involves the purchase and sale of instruments that constitute "securities" and whose liabilities are held primarily outside the United States. FPI is also not registered as a broker-dealer under the Exchange Act or as an investment company under the Investment Company Act of 1940, or licensed, registered or authorized under any other securities, commodities or banking laws of the Cayman Islands or the United States. As with the Company, there can be no assurance that the Commission or regulatory authorities in other jurisdictions would not take a contrary view and require such licensing, registration or authorization. In the event such were required, by virtue of the Company's general partnership interest in FPI and transactions in which the Company may engage with FPI, any such licensing, registration or authorization could have a material adverse effect on the business of the Company.

    The Commission has proposed rules that would allow derivative products companies, such as the Company, to voluntarily register as broker-dealers with the Commission under a regime which would exempt such companies from certain regulations applicable to "full service" broker-dealers while permitting such companies to engage in Derivative Transactions which the Commission deems securities under current law. Depending on the final form of the rules, the Company may decide to register as a limited broker-dealer and expand its business to include Derivative Transactions involving securities. Alternatively, the Company may determine to continue to limit its business activities in order to avoid being subject to such regulation. Any decision in this regard will be made only after final rules are issued and only after the company has weighed the benefits of entering into Derivative Transactions involving securities against the Company's ability to comply, and the costs associated with complying with, the final rules.

    From time to time bills have been introduced in the U.S. Congress which, if enacted into law, would impose varying degrees of regulation on certain of the types of Derivative Transactions in which the Company acts as counterparty. Such regulation could adversely affect certain of the Company's business activities.

RATING INFORMATION

    The Company's long term debt and counterparty credit risk have been rated AAA by S&P and Fitch. The Company believes that such ratings were based upon, among other things, the legal separation of the Company from Group, the absence of market risk in the Company's portfolio, the credit quality of the Company's counterparties, the capital of the Company available to absorb defaults, and the procedures implemented by the Company to monitor and control the credit quality of, and the Company's exposure to, counterparties. See "Entering into New Derivative Transactions and Risk Management" and "Monitoring the Portfolio" above.

    There can be no assurance that S&P and Fitch will continue to rate the Company's long term debt and counterparty credit risk, respectively, in their highest category and any decrease in such ratings may adversely affect the Company's ability to compete successfully. See "Competition" above.

    A long term debt and counterparty risk rating is not a recommendation to purchase, sell or hold a security or enter into a Derivative Transaction with the Company. Such rating does not comment as to the market price of a security or the suitability of entering into a Derivative Transaction for a particular investor or counterparty. Long term debt and counterparty credit risk ratings may be changed or withdrawn at any time by the applicable Rating Agency.

CAYMAN ISLANDS TAXATION

    Under existing legislation, the Government of the Cayman Islands will not impose any income or profits tax, capital gains tax, capital transfer tax, estate duty or inheritance tax upon the Company or the general or limited partners thereof. Furthermore, the Company has obtained a Tax Exemption Certificate from the Governor of the Cayman Islands which is effective for a period of 50 years from March 3, 1992. The undertaking contained in that certificate provides, in accordance with the provisions of Section 17(1) of the Cayman Islands Exempted Limited Partnership Law, that no law thereafter enacted in the Cayman Islands imposing any tax to be levied on profits, income, capital gains or appreciation will apply to the Company or to any partner thereof in respect of the operations or assets of such exempted limited partnership or the partnership interest of a partner therein; and that the aforesaid taxes and any tax in the nature of estate duty or inheritance tax will not be payable in respect of the obligations of the Company or the interests of the partners therein. The Company is liable, however, to pay the Government of the Cayman Islands a nominal annual registration fee.

UNITED STATES TAXATION

    The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. These payments were made on behalf of the Company by a related party. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal years ended November 28, 1997, November 29, 1996 and November 24, 1995, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

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

    The Company's expectation that it will not be subject to market risk, that it will receive an equal or greater payment or delivery with respect to any payment or delivery obligation it incurs, and that it will have scheduled cash sources that are available on or before the required payment of an obligation is dependent upon the absence of counterparty default. While the Company has procedures in place to monitor the credit quality of its counterparties, the credit quality of a counterparty may be affected by economic, political and other events beyond the Company's control. Defaults by counterparties with large obligations to the Company could materially and adversely affect the Company's financial condition, results of operations and cash flows.

    Group indirectly controls the Company and all of its business activities. Group has several affiliates that compete with the Company for Derivative Transactions and has its own credit policies for counterparties. No assurance can be given that Group will not allocate transactions to its other affiliates or will permit the business of the Company to continue to expand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the current review of the Company's business and operations.

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

    The Company's long term debt and counterparty credit risk have been rated in the highest categories by the Rating Agencies. A change in the Company's ratings would materially adversely impact its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by any of the Rating Agencies, based upon factors selected solely by the Rating Agencies.

ITEM 2: PROPERTIES

    The Company does not own any real property and owns minimal physical assets. The Company leases its office from an affiliate under a Space Sharing Agreement. See "Certain Relationships and Related Transactions -- Operational and
Administrative Relationships with Group -- Administrative Services Agreements" under Item 13.


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

    The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997 the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. These payments were made on behalf of the Company by a related party. Such withholdings were accounted for as a distribution to partners. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations. There is no reciprocal tax treaty between the Cayman Islands and the United States.

    Partners' capital is not subject to withdrawal or redemption on demand by the partners. The Company anticipates that it will make distributions to partners in the future. However, the amount of such dividends and distributions will be limited to ensure that the Company's ability to meet its obligations is not adversely affected.


ITEM 6: SELECTED FINANCIAL DATA

    The selected income statement data for the fiscal years ended November 26, 1993, November 25, 1994, November 24, 1995, November 29, 1996 and November 28, 1997, and the balance sheet data as of November 26, 1993, November 25, 1994, November 24, 1995, November 29, 1996 and November 28, 1997 are derived from financial statements of the Company. The selected financial data should be read in conjunction with the financial statements of the Company and notes thereto contained in Item 14.

(U.S. dollars in thousands, except ratios)

                                           Fiscal Year       Fiscal Year      Fiscal Year       Fiscal Year       Fiscal Year
                                           Ended             Ended            Ended             Ended             Ended
                                           Nov. 26, 1993     Nov. 25, 1994    Nov. 24, 1995     Nov. 29, 1996     Nov. 28, 1997
                                           -------------     -------------    -------------     -------------     -------------
Income Statement Data:
Revenues, net of interest expense              $5,694            $11,844           $13,461          $15,393         $15,558
Operating expenses                                882              1,645               878              879             722
Income before taxes                             4,812             10,199            12,583           14,514          14,836
Net income                                      4,812             10,199            12,280           13,933          14,228

Balance Sheet Data:
Total assets                                 $168,661           $334,068          $425,052         $370,975        $581,683

Long-term borrowings                                0                  0            40,383          116,778         276,489
Partners' capital                             106,737            117,042           124,805          134,043         148,121


Other Data
Ratio of earnings to fixed charges(1)  Not applicable             378X (2)           26X               5X             2.6X

Notes: (1) For purposes of computing the ratio of earning to fixed charges, earnings as adjusted consist of net income plus income taxes and fixed charges. Fixed charges consist of interest expense and amortization of debt issuance costs.

       (2) The Company does not consider this ratio to be meaningful since it is based on $5,000,000 in principal amount of the Company's Series A Medium-Term Notes outstanding only 42 days during fiscal 1994.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and currency options, index swaps, commodity swaps and options and forward contracts. Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. The Company's owned or guaranteed Derivative Transactions consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. See "Business" in Item 1. In addition, from time to time the Company issues structured notes.

    At November 28, 1997, the Company had entered into or guaranteed $21 billion notional amount of interest rate swaps and options and $7 billion notional amount of currency options, forwards and swaps with a total of 83 counterparties.

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

    Through November 28, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $16 billion notional amount of Derivative
Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

    As of November 28, 1997, the Company has equity-linked Medium Term Notes outstanding with a carrying value of $276 million. The Company expects to continue to issue equity-linked Medium Term Notes in the future. The Company intends to utilize the majority of the proceeds received from such issuances to acquire shares of common stock, purchase or write exchange traded and over-the-counter options and enter into interest rate and equity-linked swaps to hedge its obligations under the Notes. The remainder of the net proceeds from each issuance will be added to the Company's working capital to support its operating activities.

    The Company does not intend to be exposed to market risk (see "Business -- Entering into New Derivative Transactions and Risk Management -- Market Risk and Liquidity Exposures" under Item 1). As a result, the Company expects to make profits, if any, principally from the "spread" between the hedged transactions. The spread between the hedged transactions will depend upon the type of instrument subject to the transaction, the size of the transaction and the creditworthiness of the counterparties. Generally, the spread between the hedged transactions will be a small percentage (usually less than .10%) of the notional amount of the transactions. The Derivative Transactions business is highly competitive, however, and the spread for any set of hedged transactions may be less than .01%. See "Business -- Competition" under Item 1.

    For a discussion of affiliates of Group that may compete with the Company, see "Business -- Competition" under Item 1. It is important to recognize that, since each of these affiliates is directly or indirectly controlled by Group, Group may increase or decrease the level or vary the composition of new business in which any of these affiliates, including the Company, engages. No assurances can be given as to whether Group will allocate business to the Company or to one of its other highly rated affiliates.

    Since October 1997 Group has undertaken a review of the operations of the Company and certain other Group Affiliates engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and FPI have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the 1997 fourth fiscal quarter. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the first and second fiscal quarters of 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the review.

    As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can distinguish between the year 2000 and the year 1900. Systems that do not properly recognize the year 2000 could generate erroneous data or fail.

    The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures. As discussed under "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- Administrative Services Agreements" under Item 13, the Company's administrative services are provided through a Custodian Agreement. As a result, the Company is relying on Group and its affiliates to properly address the Year 2000 issue. The Company has been advised by Group that Group and its affiliates have assessed the computer systems on which the Company relies and have established a process for evaluating and managing the risks associated with this problem. Based on this advice, the Company currently does not expect that the Year 2000 issue will have a material adverse effect on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

    Changes in the Company's revenues are highly dependent on the volume, term and type of new transactions originated. Derivative Transactions are recorded at their estimated fair value. As a result, a substantial portion of the intermediation profit from new Derivative Transactions may be recognized upon entering into such transactions. Hence, the Company's profitability may be extremely variable from quarter to quarter, depending on the volume of new origination.

    Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of November 28, 1997, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

    Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of November 28, 1997 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

    Neither the Company nor its partners are subject to any income or profits tax, capital gains tax, capital transfer tax, estate duty or inheritance tax under the laws of the Cayman Islands. Further, the Company has obtained a Tax Exemption Certificate from the Governor of the Cayman Islands, which is effective for 50 years from March 3, 1992, which provides that no law thereafter enacted in the Cayman Islands imposing any tax on profits, income, capital gains or appreciation may apply to the Company or any partner thereof. See "Business -- Cayman Islands Taxation" under Item 1.

    The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. These payments were made on behalf of the Company by a related party. For the fiscal year ended November 29, 1996, the related party remitted $4.53 million to tax authorities, the entire amount of which the Company repaid to the related party. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal years ended November 28, 1997, November 29, 1996 and November 24, 1995, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

FISCAL 1997 COMPARED WITH FISCAL 1996

    For fiscal 1997, the Company reported revenues net of interest expense of $15.6 million, consisting principally of intermediation profits of $10.6 million and net interest income of $5.0 million. This represented an increase in reported revenues net of interest expense of 1.3% compared to fiscal 1996. During the period, the Company entered into or guaranteed 656 Derivative
Transactions with non-affiliates, and 683 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $18.3 billion, which resulted in initial intermediation profits of $7.3 million. Other intermediation profit for the period was $3.3 million, resulting principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due primarily to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $9.3 million during fiscal 1997 as a result of an increase in the Company's long term debt. See "Liquidity and Capital Resources" below.

    For fiscal 1996, the Company reported revenues net of interest expense of $15.4 million, which consisted principally of $11.6 million in intermediation profits and net interest income of $3.8 million. During fiscal 1996, the Company entered into or guaranteed 315 Derivative Transactions with non-affiliates, including 8 transactions which the Company purchased from an affiliate at their market value, and 369 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $18.6 billion, which resulted in initial intermediation profits of $7.0 million, including $473 thousand which resulted from transactions purchased from affiliates. The remainder of intermediation profits for fiscal 1996 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $3.6 million during fiscal 1996.

    Interest income for fiscal 1997 increased to $14.2 million, compared to $7.5 million during the preceding year, primarily as a result of larger average balances of cash and cash equivalents. Total intermediation profit for the fiscal year ended November 28, 1997 decreased approximately $1 million or 8.2% as compared to fiscal 1996. Initial intermediation profit for fiscal 1997 increased by $0.3 million or 4.3% over fiscal 1996, reflecting a significant increase in the number of Derivative Transactions entered into with non-affiliates, mostly offset by a reduction in the average notional amount of such transactions and the shorter maturities of such transactions. Other intermediation profit decreased by $1.3 million to $3.3 million in fiscal 1997 versus other intermediation profit of $4.6 million in fiscal 1996. The decrease principally reflected a decrease in the average net investment in Derivative Transactions during the year. Interest expense of $9.3 million for the fiscal year ended November 28, 1997 increased significantly from the $3.6 million incurred in the same fiscal period in 1996. This increase was the result of the significant increase in the average long term debt outstanding in fiscal 1997 as compared to fiscal 1996. The effective weighted average interest rate for long term borrowings was 5.91% for fiscal 1997 and 5.41% for fiscal 1996.

    Operating expenses for the fiscal year ended November 28, 1997 were $722 thousand, decreased from $879 thousand during the same period in 1996. Fees and expense reimbursement to Group affiliates included within operating expenses were $197 thousand and $211 thousand for the fiscal years ended November 28, 1997 and November 29, 1996, respectively. Other operating expenses were $525 thousand and $668 thousand for the fiscal years ended November 28, 1997 and November 29, 1996, respectively, and consisted principally of legal, accounting and rating agency fees.

    Net income of $14.2 million for the 1997 fiscal year increased by 2% or $0.3 million from fiscal 1996 net income of $13.9 million. Total assets as of November 28, 1997 were $582 million, consisting principally of Derivative Transactions, cash and cash equivalents and securities owned.

    As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" above, the Group has undertaken a review of the operations of the Company and certain other Group Affiliates engaged in the derivative products business. Since the commencement of this review, the Company has not entered into any new Derivative Transactions. This lack of activity by the Company has negatively affected the

Company's results of operations in the 1997 fourth fiscal quarter relative to the fourth fiscal quarter of the prior year. See "Supplementary Financial Information" under Item 14.

    Net cash provided by operating activities during fiscal 1997 was $126 million, which principally reflected a reduction in the net investment in Derivative Transactions, unrealized losses on the Oxford Health Plans, Inc. common stock purchased as a hedge of a Medium Term Note and net income. Net cash provided by financing activities during fiscal 1997 was $161 million reflecting the issuance of Medium-Term Notes. Net cash used in investing activities during fiscal 1997 was $137 million reflecting the purchase of securities as a hedge of the Medium-Term Notes. See "Liquidity and Capital Resources" below. In comparison, for the 1996 fiscal year, cash used in operating activities was $115.8 million which principally reflected the pre-payment of certain liabilities under Derivative Transactions with affiliates. Net cash provided by financing activities during fiscal 1996 was $64.0 million, principally reflecting proceeds on the issuance of the Company's Medium-Term Notes.

FISCAL 1996 COMPARED WITH FISCAL 1995

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

    Interest income for fiscal 1996 increased to $7.5 million, compared to $6.0 million during the preceding year, as a result of larger average balances of cash and cash equivalents. Total intermediation profit for the fiscal year ended November 29, 1996 increased approximately $3.7 million or 47% as compared to fiscal 1995. Initial intermediation profit for fiscal 1996 increased by $0.3 million or 4% over fiscal 1995, reflecting a significant increase in the number of Derivative Transactions entered into with non-affiliates, mostly offset by a reduction in the notional amount of such transactions as well as the shorter maturities of such transactions. Other intermediation profit increased by $3.4 million to $4.6 million in fiscal 1996 versus other intermediation profit of $1.2 million in fiscal 1995. The increase principally reflected an increase in the average net investment in Derivative Transactions during the year. Interest expense of $3.6 million for the fiscal year ended November 29, 1996 increased significantly from the $0.5 million incurred in the same fiscal period in 1995. This increase was the result of the significant increase in the average long term debt outstanding in fiscal 1996 as compared to fiscal 1995. The effective weighted average interest rate for long term borrowings was 5.41% for fiscal 1996 and 5.89% for fiscal 1995.

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

    Net cash used in operating activities during fiscal 1996 was $115.8 million, which principally reflected the prepayment of certain liabilities under Derivative Transactions with affiliates. Net cash provided by financing activities during fiscal 1996 was $64.0 million principally reflecting proceeds on issuance of the Company's Medium-Term Notes. In comparison, for the 1995 fiscal year, cash provided from operating activities was $80.1 million and principally reflected receipts exceeding payments on Derivative Transactions. Net cash provided from financing activities during fiscal 1995 was $35.0 million, which reflected the repayment of the Company's Medium-Term Series A-1 Notes and the issuance of the Company's Nikkei 225 Index Notes due December 22, 2000.

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

    The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default. However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which the Company believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative value; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of Derivative Transactions recorded on the Company's balance sheet. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis as discussed under "Documentation" in Item 1. The Company has applied Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

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

    The composition, at November 29, 1996 and November 28, 1997, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., Derivative Transactions reported as assets in respect of which collateral has been received to the extent of the value of the collateral received and any Derivative Transactions structured on a limited recourse basis as discussed under "Documentation" in Item 1.) At November 29, 1996 and November 28, 1997, the Company's counterparties consisted largely of banks located in Europe, North America and Japan, as well as Group Affiliates. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.


              Current Credit Exposure - By S&P Rating of Obligor:
              ---------------------------------------------------
                           (U.S. dollars in millions)

                              November 29, 1996         November 28, 1997
                              -----------------         -----------------
S&P Rating:                      $       Percent          $       Percent
-----------                    -----     -------        -----     -------
AAA                           $125.3     34.0%         $127.8      28.8%
AA+                             10.0      2.7            77.1      17.4
AA                              31.9      8.7            70.4      15.9
AA-                             23.6      6.4            33.2       7.5
A+                              84.1     22.8            86.1      19.4
A                               48.8     13.2            11.0       2.5
A-                              45.1     12.2            37.1       8.4
Below A-                         0.0      0.0             0.3       0.1
                              ------    -----          ------     -----
    Total                     $368.8    100.0%         $443.0     100.0%
                              ======    =====          ======     =====


        Current Credit Exposure - By Country of Obligor's Headquarters:
        ---------------------------------------------------------------
                           (U.S. dollars in millions)

                              November 29, 1996         November 28, 1997
                              -----------------         -----------------
Country:                         $       Percent          $       Percent
--------                       -----     -------        -----     -------
  U.S.                        $178.7       48.4%       $253.2      57.2%
  Switzerland                   28.3        7.7          70.3      15.9
  France                        65.5       17.7          58.6      13.2
  Germany                        6.9        1.9          36.9       8.3
  Japan                         69.7       18.9          24.0       5.4
  Netherlands                   17.6        4.8             0       0.0
  Other                          2.1        0.6             0       0.0
                              ------      -----        ------     -----
    Total                     $368.8      100.0%       $443.0     100.0%
                              ======      =====        ======     =====


                 Current Credit Exposure - By Obligor Industry:
                 ----------------------------------------------
                           (U.S. dollars in millions)

                              November 29, 1996         November 28, 1997
                              -----------------         -----------------
Industry:                       $        Percent          $       Percent
---------                     -----      -------        -----     -------
Banks                         $257.7       69.9%       $336.5      76.0%
Financials                      43.3       11.7          60.2      13.5
Industrials                     48.4       13.1          28.7       6.5
Government Agencies             19.4        5.3          17.6       4.0
                              ------      -----        ------     -----
    Total                     $368.8      100.0%       $443.0     100.0%
                              ======      =====        ======     =====


    The Company has entered into and expects to continue to enter into transactions with FPI or GSCM (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties.

(The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At November 28, 1997, the Company had $16 million and $7 million of credit exposure to GSCM and FPI, respectively, as a result of these transactions. Due to the level of credit exposure to Group or its affiliates at November 28, 1997, the Company does not believe that financial information with respect to Group is material to investors in the Company's debt securities.

    The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. At November 29, 1996 the Company had credit exposure net of collateral exceeding 10% of its total assets to Banque Nationale de Paris and Morgan Guaranty Trust Company of New York. Banque Nationale de Paris and Morgan Guaranty Trust Company of New York were rated A+ and AAA, respectively, by S&P at November 29, 1996. At November 28, 1997, the Company had credit exposure net of collateral exceeding 10% of its total assets to Republic National Bank, Union Bank of Switzerland, Morgan Guaranty Trust Company of New York and Banque Nationale de Paris. Collectively, such exposures represented 44% of total assets. The Company would incur a large loss if these counterparties were to default. The Company's largest credit exposure to any one counterparty was $70 million, or 12% of total assets, to Union Bank of Switzerland. However, Republic National Bank, Union Bank of Switzerland, Morgan Guaranty Trust Company of New York and Banque Nationale de Paris were rated AA, AA+, AAA and A+, respectively, by S&P at November 28, 1997, and the Company currently does not anticipate any loss as a result of these exposures. Additionally, the Company currently does not consider its credit exposure to any counterparty excessive since none of such exposures exceeded the Company's net worth.

    As of November 28, 1997, the Company was a party to Derivative Transactions with a notional amount of $28 billion. Of these, $7.2 billion notional amount with an estimated fair market value of $72 million represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.


        Notional Amount of Derivative Transactions With Potential Credit
                             Exposure By Maturity:
        ----------------------------------------------------------------
                           (U.S. dollars in millions)


                              November 29, 1996          November 28, 1997
                              -----------------          -----------------
                                $       Percent            $       Percent
                              -----     -------          -----     -------
1994-1996                       $850      3.6%              $0        0.0%
1997-1999                     12,918     54.0            8,374       40.1
2000-2003                      4,671     19.5            5,792       27.8
2004-2005                      2,549     10.7            2,107       10.1
2006-2021                      2,895     12.2            4,580       22.0
                              ------    -----          -------      -----
    Total                    $23,883    100.0%         $20,853      100.0%
                             =======    =====          =======      =====

   Notional Amount of Derivative Transactions With Potential Credit Exposure
                         By Credit Quality of Obligor:
   -------------------------------------------------------------------------
                           (U.S. dollars in millions)

                              November 29, 1996          November 28, 1997
                              -----------------          -----------------
S&P Rating:                     $       Percent            $       Percent
-----------                   -----     -------          -----     -------
   AAA                       $2,727      11.4%          $3,415       16.4%
   AA+                          472       2.0              239        1.1
   AA                           696a      2.9              303        1.5
   AA-                        1,133       4.7              438        2.1
   A+                           274       1.1               66        0.3
   A                          1,465       6.1            1,112        5.3
   A-                         1,088       4.6            1,552        7.4
   Below A-                     290a      1.2              114a       0.6
   Affiliates                15,738      66.0           13,614       65.3
                            -------     -----          -------     ------
    Total                   $23,883     100.0%         $20,853      100.0%
                            =======     =====          =======      =====


  (a) Includes Derivative Transactions which were collateralized in part.


   Notional Amount of Derivative Transactions With Potential Credit Exposure
                      By Principal Underlying Index Type:
   -------------------------------------------------------------------------
                           (U.S. dollars in millions)

                              November 29, 1996          November 28, 1997
                              -----------------          -----------------
                                $       Percent            $     Percent
                              -----     -------          -----   -------
Interest rate               $19,910      83.4%         $16,498      79.1%
Currency                      3,923      16.4            4,271      20.5
Other                            50       0.2               84       0.4
                            -------     -----          -------     -----
    Total                   $23,883     100.0%         $20,853     100.0%
                            =======     =====          =======     =====

    The notional amount of currencies, expressed in U.S. dollars at November 28, 1997, to be exchanged under currency options and currency swaps outstanding at November 28, 1997 (see "Currency" in the table above) were U.S. dollars ($728 million), European currency units (approximately $328 million), Japanese yen (approximately $695 million), Dutch guilders (approximately $625 million), Deutsche marks (approximately $456 million), British pounds (approximately $631 million), Italian lire (approximately $509 million), French francs (approximately $94 million), Australian dollars (approximately $17 million), Argentine pesos (approximately $30 million), Brazilian real (approximately $41 million), Hong Kong dollars (approximately $41 million), Swiss francs (approximately $23 million), Spanish pesetas (approximately $26 million), Mexican pesos (approximately $16 million) and Canadian dollars (approximately $11 million).

    The fair values of Derivative Transactions as of November 28, 1997 and the average monthly fair values of such instruments for the fiscal year then ended, computed in accordance with the Company's netting policy, are as follows:


                                   November 28, 1997          Average
                                   -----------------          -------
(U.S. dollars in millions)        Assets  Liabilities    Assets  Liabilities
                                  ------  -----------    ------  -----------
Non-affiliates
--------------
Derivative Transactions           $173.0    $154.0       $175.1     $131.2

Affiliates
----------
Derivative Transactions             19.6       0.0         14.0        0.0

    The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At November 28, 1997, FPI had total liabilities of $203 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

    At November 28, 1997, the Company had $291 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, the amount of such dividends and distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

    The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement that initially covered $500 million of Medium-Term Notes. As of November 28, 1997, the Company had $266 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 indexed Notes due December 22, 2000, $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002, approximately $41 million initial principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) ("Oxford"), and $120 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 ("Citicorp"). The single stock related note issuances (i.e., Oxford and Citicorp) are an integral part of individually structured derivative transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with Affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The cost of hedging an equity-linked Medium Term Note may use up a substantial portion of the proceeds from the issuance of such Note. The Company intends to continue to issue equity-linked Medium-Term Notes in the future. As a result, the Company's leverage will increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

    As of November 28, 1997, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (market value approximately $11.4 million) and shares of common stock of Citicorp (market value approximately $83.8 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of Medium Term Notes, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock.

    Partners' capital is not subject to withdrawal or redemption on demand by the partners. However, prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. This withholding, which is accounted for as a distribution to partners, amounted to $4.530 million for the fiscal year ended 1996. Other than such withholding, all net income during fiscal 1996 and fiscal 1997, respectively, was retained in partners' capital. At November 28, 1997, the Company had $148 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Schedules on page F-1.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III
                                    --------

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

    The table below sets forth the names, ages and positions of the persons who are the directors and executive officers of the Corporate General Partner. All the directors below are also directors of GS Financial Products Co. ("GSFP Co."), the managing general partner of FPI, and Executive Vice Presidents of the general partner of Group.


NAME                                AGE           POSITION
----                                ---           --------

Richard E. Witten                   44            Director

Oki Matsumoto                       34            Director

Thomas K. Montag                    41            Director

Kipp Nelson                         38            Director

Mark Zurack.                        41            Director

Greg Swart                          30            President

Amy Furman                          32            Secretary

Daphine Campbell                    32            Vice President


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

    Kipp Nelson has been a Director of the Corporate General Partner since May 1, 1995. Mr. Nelson became a general partner of GS&Co. in November 1994 and was a vice president of GS&Co. prior to that time. Mr. Nelson has also been a managing director of Goldman Sachs International since February 1995. In November 1996, Mr. Nelson became a participating limited partner of Group.

    Mark Zurack has been a Director of the Corporate General Partner since April 1, 1997. Mr. Zurack became a general partner of GS&Co. in November 1994 and was a vice president of GS&Co. prior to that time. In November 1996 Mr. Zurack became a participating limited partner of Group.

    Greg Swart has been President of the Corporate General Partner since February 5, 1992. Mr. Swart is also the President of GSFP Co., the managing general partner of FPI. Mr. Swart has been an employee of Goldman Sachs (Cayman) Trust, Limited ("Cayman Trust"), a Group Affiliate, since October 1991 and was an Assistant Manager in the Controllers Department of Goldman Sachs International ("GSI") from January 1990 to January 1991.

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

    The Company expensed $211 thousand and $197 thousand during the fiscal years ended November 29, 1996 and November 28, 1997, respectively, for services provided by Group Affiliates pursuant to the Custodian and Space Sharing Agreements (as defined in Item 13). Additionally, the Company paid Group
Affiliates $702 thousand for services rendered in connection with the issuance of its long term notes, pursuant to the Origination Agreements (as defined in Item 13) during the fiscal year ended November 28, 1997. No services were obtained or charged under the Origination Agreements during the fiscal year ended November 29, 1996 since all transactions in that year were done on a principal basis. See "Certain Relationships and Related Transactions -- Summary of Expenses" in Item 13.

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

    The sole business of the Corporate General Partner is to manage the Company. As of November 28, 1997, the Corporate General Partner had equity of $2.2 million, and assets of $2.8 million (principally cash and cash equivalents).

    The Corporate General Partner has one authorized and outstanding deferred share (the "Deferred Share") held by Deutsche Morgan Grenfell Nominees (Cayman) Ltd., a Cayman Islands company ("DMGCL"). Under the Articles of Association of the Corporate General Partner, the Deferred Share has sufficient voting power to permit its holder to block an attempt to voluntarily dissolve the Corporate General Partner or the Company, even in circumstances where Group or its affiliates have become subject to insolvency proceedings. The Deferred Share has no other economic or voting rights. DMGCL holds the Deferred Share as beneficial owner and not as trustee for the holders of any indebtedness of the Company and owes no duty to holders of the indebtedness, or other creditors of the Company, with respect to the exercise of the voting rights attached to the Deferred Share.

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

    Group is the parent company of the Goldman Sachs organization. As discussed above, Group directly and indirectly owns all of the ordinary shares of Holdings. In addition, all of the directors of the Corporate General Partner are also Executive Vice Presidents of the general partner of Group. Therefore, Group effectively controls the business and operations of the Company. See "Directors and Executive Officers of the Registrant" under Item 10. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the current review of the Company's business and operations. However, liabilities of the Company are not liabilities of, or guaranteed by, Group or any partner thereof or controlling person thereof. Accordingly, neither Group nor any such person has any liability with respect to any indebtedness or other obligations of the Company.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEDGING TRANSACTIONS WITH GSCM AND FPI

    In the ordinary course of business, the Company enters into hedging transactions with GSCM and/or FPI. As of November 28, 1997 and November 29, 1996, the notional amounts of the Derivative Transactions with GSCM were $15.7 billion and $16.8 billion, respectively. As of November 28, 1997 and November 29, 1996, the notional amounts of the Derivative Transactions with FPI were $0.04 billion and $1.0 billion, respectively.

OPERATIONAL AND ADMINISTRATIVE RELATIONSHIPS WITH GROUP

    The Company has engaged Group Affiliates to perform substantially all of its operational and administrative functions. These services include both services which the Company believes are essential to its ability to continue to function ("Administrative Services"), as well as those services which it needs in order to continue to expand its business ("New Business Services"). The Company will not enter into any agreement or Derivative Transaction with any affiliate of Group on terms that it believes are less favorable than arm's length. The Company believes that the fees it has paid or will pay to Group Affiliates under the Administrative Services and New Business Services agreements are at least as favorable as would be available from non-affiliated entities. Each of these agreements had an original term of 10 years. While each of these agreements provides for resignation or termination of the appointment of the relevant Group Affiliate upon 60 days' written notice, the relevant Group Affiliate is not permitted to resign until a successor is appointed. Were the Company to replace Group Affiliates as the providers of services under these agreements, it is uncertain whether such services could be obtained at the same expense.

    The Company has also entered into backup arrangements with Deutsche Morgan Grenfell (Cayman) Limited to provide Administrative Services if the Group Affiliates providing the Administrative Services were unable to do so or were terminated by the Company. However, in the case of New Business Services, if a Group Affiliate performing New Business Services were unable to perform or were terminated by the Company, the Company might not be able to find a successor to perform such services. Without New Business Services, the Company may be unable to enter into any further Derivative Transactions, at which point its business may in practice be restricted to collecting the payments from its assets as they mature and holding such payments in cash equivalents until they are used to satisfy its liabilities.

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

  SUMMARY OF EXPENSES

    The following table summarizes the charges paid by the Company during the fiscal years ended November 24, 1995, November 29, 1996 and November 28, 1997 pursuant to the foregoing agreements. No services were obtained or charged under the Origination Agreements through November 29, 1996, since all of the transactions prior to such date were done on a principal basis. The payments under the GS&Co. Origination Agreement for the 1997 fiscal year related to services performed by GS&Co. in connection with the issuance of equity-linked Medium Term Notes. The payments will be amortized over the life of the Notes. The Company expects to make similar payments in connection with future equity-linked note issuances. Charges under the Calculation Agreement for the period were determined by applying the standard hourly overhead rates used by Group for the time spent by individuals providing services under such Agreement.


                                               GROUP AFFILIATE    BASIS OF                 COMPENSATION EXPENSES INCURRED
AGREEMENT           DESCRIPTION OF SERVICE     PARTY THERETO     COMPENSATION               DURING THE FISCAL YEARS ENDED
------------        ----------------------     ---------------   ------------               ------------------------------
                                                                                              (U.S. DOLLARS IN THOUSANDS)
                                                                                    NOV. 24, 1995     NOV. 29, 1996   NOV. 26, 1997
                                                                                    -------------     -------------   -------------
Custodian           "Back Office", i.e.,        Cayman Trust   $150,000 per annum      $150.0           $150.0           $150.0
Agreement           payment processing,
                    accounting, cash
                    management, custody

Space Sharing       Office Space                Cayman Trust   $5,000 per annum          $5.0             $5.0             $5.0
Agreement

Origination         Opportunities to bid on     GS&Co.         Cost plus 5%              $0.0             $0.0           $702.0a
Agreement           intermediation of third
                    party transactions

Origination         Opportunities to bid on     GSI            Cost plus 5%              $0.0             $0.0             $0.0
Agreement           intermediation of third
                    party transactions

Calculation         Credit Risk limit           GS&Co.         Cost plus 5%             $40.5            $56.0            $42.0
Agreement           calculations

(a)  Payments were capitalized and will be amortized over the life of the Notes.

                                    PART IV
                                    -------


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

        1.  Financial Statements
            The financial statements are listed on page F-1 hereof

        2.  Financial Statement Schedules
            None required

    (b) REPORTS ON FORM 8-K:
        None

    (c) EXHIBITS:


EXHIBIT NO.       DESCRIPTION
-----------       -----------

  1.1 Distribution Agreement, dated January 3, 1996, between the Company and Goldman, Sachs & Co. ("GS&Co.")*

  3.1             Certificate of Registration of the Company**

  3.2(a) Amended and Restated Limited Partnership Agreement of the Company**

  3.2 (b) Amendment, dated November 24, 1993, to the Amended and Restated Partnership Agreement of the Company**

  3.3             Memorandum of Association of the Corporate General Partner**

  3.4             Restates Articles of Association of the Corporate General
                  Partner**

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

  10.5 Guaranty, dated February 24, 1993, by The Goldman Sachs Group, L.P. of GSCM's obligations under the GSCM Agreement**

  10.6 Calculation Agreement, dated January 5, 1994, between the Company and GS&Co.**

EXHIBIT NO.       DESCRIPTION
-----------       -----------

  10.7(a) Custodian Agreement, dated November 27, 1992 (the "Custody Agreement") between the Company and Goldman Sachs (Cayman) Trust, Limited ("Cayman Trust")****

  10.7(b) Amendment No. 1, dated as of February 14, 1996, to the Custody Agreement*****

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


Notes
------------

* Incorporated herein by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated January 3, 1996.

** Incorporated herein by reference from the same numbered exhibit to the Company's Registration Statement on Form S-1 (File No. 33-71544), dated October 7, 1994.

*** Incorporated herein by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 26, 1994.

**** Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-71544), dated October 7, 1994.

***** Incorporated herein by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended November 24, 1995.

+ A portion of this exhibit has been omitted pursuant to an order of the Securities and Exchange Commission dated October 6, 1994.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY

Report of Independent Accountants........................................F-2

Balance Sheets as of November 29, 1996 and November 28, 1997.............F-3

Statements of Income for the fiscal years ended November 24, 1995,
       November 29, 1996 and November 28, 1997...........................F-4

Statements of Changes in Partners' Capital for the fiscal years ended November 24, 1995, November 29, 1996 and November 28,
       1997..............................................................F-5

Statements of Cash Flows for the fiscal years ended November 24, 1995,
       November 29, 1996 and November 28, 1997...........................F-6

Notes to Financial Statements............................................F-7

Supplementary Financial Information (Unaudited)..........................F-14

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------



To the Partners, GS Financial Products U.S., L.P.:

We have audited the accompanying balance sheets of GS FINANCIAL PRODUCTS U.S., L.P. as of November 29, 1996 and November 28, 1997, and the related statements of income, changes in partners' capital and cash flows for the fiscal years ended November 24, 1995, November 29, 1996 and November 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS Financial Products U.S., L.P., as of November 29, 1996 and November 28, 1997, and the results of its operations and its cash flows for the fiscal years ended November 24, 1995, November 29, 1996 and November 28, 1997, in conformity with accounting principles generally accepted in the United States.

                            COOPERS & LYBRAND L.L.P.


New York, New York
January 22, 1998.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                 BALANCE SHEETS
                           (U.S. dollars in thousands)
                                   ----------

                                          November 29, 1996   November 28, 1997
                                          -----------------   -----------------
Assets:
Cash and cash equivalents (Note 1)             $141,550           $291,375
Securities owned, at fair value (Note 2)              0             95,185
Derivative transactions, at fair value
 (Notes 1, 3 and 4):
       Affiliate                                  5,273             19,561
       Non-affiliate                            222,493            172,956
Investment in affiliates (Note 5)                   952                780
Other assets                                        707              1,826
                                                -------            -------
                    Total assets               $370,975           $581,683
                                               ========           ========

Liabilities and Partners' Capital:
Derivative transactions, at fair value
  (Notes 1, 3 and 4):
       Affiliate                             $    4,157                 $0
       Non-affiliate                            107,401            153,983
Long-term borrowings (Note 6)                   116,778            276,489
Other liabilities and accrued expenses            8,596              3,090
                                                -------            -------
                       Total liabilities        236,932            433,562

Commitments and contingencies (Note 5)

Partners' capital:
   Limited Partners                             133,364           147,373
   General Partner                                  679               748
                                                -------           --------
                    Total partners' capital     134,043           148,121
                                                -------           --------

      Total liabilities and partners' capital  $370,975          $581,683
                                               ========          ========




The accompanying notes are an integral part of the financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                              STATEMENTS OF INCOME
                          (U.S. dollars in thousands)
                                   ----------


                                                                                 Fiscal Years Ended
                                                      ----------------------------------------------------------
                                                      November 24, 1995   November 29, 1996    November 28, 1997
                                                      -----------------   -----------------    -----------------
Revenues:
Intermediation profit (Notes 1, 3 and 4)                    $7,898             $11,570                $10,622
Interest                                                     6,025               7,460                 14,224
Equity in (loss) earnings of affiliate (Note 5)                  9                 (10)                   (23)
                                                           -------             -------               --------
         Total revenues                                     13,932              19,020                 24,823

Interest expense (Note 6)                                      471               3,627                  9,265
                                                           -------             -------                -------
   Revenues, net of interest expense                        13,461              15,393                 15,558

Expenses:

Operating (Note 4)                                             878                 879                    722
                                                           -------             -------                -------

Income before taxes                                         12,583              14,514                 14,836

Income taxes (Note 8)                                          303                 581                    608
                                                           -------             -------                -------
         Net Income                                        $12,280             $13,933                $14,228
                                                           =======             =======                =======













    The accompanying notes are an integral part of the financial statements

                        GS FINANCIAL PRODUCTS U.S., L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (U.S. dollars in thousands)
                                   ----------


                                                          General               Limited                 Total
                                                      Partner's Capital     Partners' Capital     Partners' Capital
                                                      -----------------     -----------------     -----------------
Balance, November 25, 1994                                 $595                 $116,447               $117,042

     Change in cumulative translation adjustment             (1)                     (30)                   (31)

     Net Income                                              61                   12,219                 12,280

     Distribution to partners                               (22)                  (4,464)                (4,486)
                                                            ---                  -------                -------

Balance, November 24, 1995                                  633                  124,172                124,805

     Change in cumulative translation adjustment             (1)                    (164)                  (165)

     Net Income                                              69                   13,864                 13,933

     Distribution to partners                               (22)                  (4,508)                (4,530)
                                                            ---                  -------                -------

Balance, November 29, 1996                                  679                  133,364                134,043


     Change in cumulative translation adjustment             (1)                    (149)                  (150)

     Net Income                                              70                   14,158                 14,228
                                                            ---                  -------                -------

Balance, November 28, 1997                                 $748                 $147,373               $148,121
                                                           ====                 ========               ========


    The accompanying notes are an integral part of the financial statements

                        GS FINANCIAL PRODUCTS U.S., L.P.

                            STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)
                                   ----------



                                                                                 FISCAL YEARS ENDED
                                                           ----------------------------------------------------------
                                                           NOVEMBER 24, 1995   NOVEMBER 29, 1996    NOVEMBER 28, 1997
                                                           -----------------   -----------------    -----------------
Cash flows from operating activities:
    Net Income                                                  $12,280             $13,933             $14,228
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Equity in (earnings) loss of affiliate                   (9)                 10                  23
            Unrealized loss on securities owned                       0                   0              41,613
            (Decrease) in long-term borrowing due to
              embedded derivative transactions, net                   0                   0              (1,087)

Decreases (increases) in operating assets:
     Derivative transactions, at fair value:
            Affiliate                                                 0              (4,050)            (14,288)
            Non-affiliate                                        24,308               7,833              49,537
            Other assets                                           (188)               (490)             (1,119)

Increases (decreases) in operating liabilities:
     Derivative transactions, at fair value:
            Affiliate                                           (15,791)           (149,481)             (4,157)
            Non-affiliate                                        56,977               8,681              46,582
     Other liabilities and accrued expenses                       2,549               7,748              (5,506)
                                                                 ------            --------             -------

Net cash provided by (used in) operating activities              80,126            (115,816)            125,826

Cash flows from investing activities:
    Short term investments                                      (24,690)             24,690                   0
    Purchase of securities owned                                      0                   0            (136,798)
                                                                 ------            --------             -------

Net cash provided by (used in) investing activities             (24,690)             24,690            (136,798)

Cash flows from financing activities:
    Repayment of short-term borrowings                           (5,000)                  0                   0
    Proceeds from long-term borrowings                           40,000              73,000             160,797
    Distribution to partners                                          0              (9,016)                  0
                                                                 ------            --------             -------

Net cash provided by financing activities                        35,000              63,984             160,797

Net increase (decrease) in cash and cash equivalents             90,436             (27,142)            149,825

Cash and cash equivalents, beginning of period                   78,256             168,692             141,550
                                                               --------            --------            --------

Cash and cash equivalents, end of period                       $168,692            $141,550            $291,375
                                                               ========            ========            ========


Supplemental disclosure of cash flow information:
    Interest paid                                                  $280              $1,067              $4,824
    Income taxes paid                                                $0                $752                $155





   The accompanying notes are an integral part of the financial statements


                        GS FINANCIAL PRODUCTS U.S., L.P.

                         Notes to Financial Statements
                                   ----------


1.   Business and Significant Accounting Policies:

     The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative
     Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk (as described under Derivative Transactions -- see Note 3). In addition, from time to time the Company issues structured notes. (See Note 6.)

     The Company's long term debt and counterparty credit risk have been rated AAA by Standard & Poor's Ratings Group ("S&P") and Fitch IBCA, Inc. ("Fitch"). There can be no assurance that S&P and Fitch will continue to rate the Company's long term debt and counterparty credit risk, respectively, in their highest category and any decrease in such ratings may adversely affect the Company's ability to compete successfully.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

     The Company is organized as a Cayman Islands exempted limited partnership. All of the partnership interests in the Company are owned by subsidiaries of The Goldman Sachs Group, L.P. ("Group").

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

     The Company's Derivative Transactions and securities owned are recorded on a trade date basis.

     Securities owned are recorded at their fair value. Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $7.3 million, $7.0 million and $6.7 million for the fiscal years ended 1997, 1996 and 1995, respectively.

     The remainder of intermediation profit for these periods resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges). Intermediation profit earned on performance guarantees is deferred and amortized over the term of the guarantee. (See Notes 3 & 4).

     Fair value for all securities owned is based on quoted market prices. Fair value for all Derivative Transactions is estimated by using financial models developed by affiliates, which incorporate market data for the relevant instruments or for instruments with similar characteristics. Fair value is estimated at a specified point in time.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   ----------


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

     Cash equivalents are short-term, highly liquid investments, including time deposits at banks with original maturities of three months or less.

     At November 28, 1997, the Company had credit exposure exceeding 10% of its total assets to four counterparties, which represented 44% of total assets. All four counterparties had a rating of A+ or better from at least one internationally recognized credit rating agency. At November 29, 1996, the Company had credit exposure exceeding 10% of its total assets to two counterparties, which represented 26% of total assets. Both of the counterparties had a rating of single A or better from at least one internationally recognized credit rating agency.

     Certain prior year amounts have been reclassified to conform with the November 28, 1997 presentation.


2.   Securities Owned:

     As of November 28, 1997 securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $11.4 million) and shares of common stock of Citicorp (fair value approximately $83.8 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock. (See Note 6.)


3.   Derivative Transactions:

     The fair values of Derivative Transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with a right of setoff in the event of bankruptcy and default by the counterparty are presented on a net basis in the balance sheets. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased are reported, in accordance with the Company's netting policy, as assets in "Derivative Transactions". Similarly, the fair value of swap and forward agreements in a loss position as well as options written are reported as liabilities in "Derivative Transactions". Derivative Transactions reported, in accordance with the Company's netting policy, as assets are principally obligations of major international financial institutions, primarily banks, which are rated A+ or better by at least one internationally recognized rating agency.

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


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   ----------


     In the normal course of its business the Company enters into various Derivative Transactions whereby the Company agrees to pay amounts that may increase in the event of changes in the level of an underlying index. The Company enters into such transactions with counterparties only if it is able to enter into offsetting transactions that entitle the Company to receive amounts that are equal to or in excess of the amounts it owes. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions).

     While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be impacted by changes in interest rates or foreign currency exchange rates.

     The Company's principal risk in respect of Derivative Transactions owned or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company. Credit exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing such financial instruments, net of collateral. As of November 29, 1996 and November 28, 1997, the Company's aggregate credit exposure in respect of Derivative Transactions was approximately $226 million and $152 million, respectively.

     The Company limits its credit risk by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company had obtained collateral of approximately $5 million related to Derivative Transactions as of November 28, 1997.

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

                                            November 29, 1996          November 28, 1997
                                            -----------------          -----------------
Non-affiliates
   Interest rate swap agreements                       $6,869                     $5,809
   Currency options written                             1,034                        909
   Currency options purchased                             594                        589
   Interest rate options written                        1,800                      1,471
   Interest rate options purchased                      1,481                      1,787
   Currency and other swap agreements                     502                        162
   Foreign currency forwards                              393                      1,552

 Affiliates
   Interest rate swap agreements                       $9,879                     $8,003
   Currency options written                               594                        396
   Currency options purchased                           1,034                      1,103
   Interest rate options written                        1,481                      1,742
   Interest rate options purchased                      2,458                      2,081
   Currency and other swap agreements                   1,974                        893
   Foreign currency forwards                              393                      1,535

                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

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

     As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of November 28, 1997 and the average monthly fair values of such instruments for the fiscal year then ended, computed in accordance with the Company's netting policy, are as follows:

     (U.S. dollars in millions)           November 28, 1997               Average
     --------------------------          -------------------        --------------------
                                         Assets   Liabilities       Assets   Liabilities
                                         ------   -----------       ------   -----------
     Non-affiliates
     --------------
     Derivative transactions             $173.0        $154.0       $175.1        $131.2

     Affiliates
     ----------
     Derivative transactions               19.6           0.0         14.0           0.0



4.   Related Party Transactions:

     During the fiscal years ended 1996 and 1995, the Company purchased third party interest rate swaps and options from an affiliate at fair value and hedged these purchases with Derivative Transactions issued to affiliates. Intermediation profit related to these transactions were $473 thousand and $784 thousand for the fiscal years ended 1996 and 1995, respectively. There were no transactions purchased from affiliates during fiscal 1997.

     In the ordinary course of business, the Company enters into hedging transactions with affiliates. Through November 28, 1997, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

     The Company paid approximately $702 thousand to an affiliate related to the issuance of certain medium-term notes pursuant to an origination agreement. The Company has deferred and will amortize these costs over the lives of the related notes.

     In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates. For the fiscal years ended 1997, 1996 and 1995, approximately $197 thousand, $211 thousand and $195 thousand were charged for such services, respectively.


5.   Investment in Affiliates:

     The Company owns an approximate 2% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   ----------


     FPI is engaged in a business similar to that of the Company. As of November 28, 1997, its assets consist principally of cash and cash equivalents and equity securities of entities organized under Japanese law. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of November 28, 1997, FPI had total liabilities of $203 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

     Selected financial data for FPI (U.S. dollars in millions):

                                           Fiscal years ended
                        --------------------------------------------------------
                        November 24, 1995  November 29, 1996  November 28, 1997
                        -----------------  -----------------  -----------------

     Total assets                    $516               $400               $235
     Total liabilities                406                304                203
     Partners' capital                110                 96                 32
     Net (loss) income                0.9              (0.3)               (2.7)

     The decrease in capital in fiscal 1997 is a result of a Y6 billion distribution of capital made by FPI to GS Financial Products, L.P., one of the Company's limited partners. As a result of this distribution, the Company's general and limited partnership interest in FPI increased from 1% to 2%.


6.   Long-term Borrowings:

     The Company has issued both principal protected and non-principal protected Medium Term Notes ("Notes"). The payments on the Notes are determined by reference to the performance of a single equity security or an equity index. The Company's obligations to the holders of the Notes will fluctuate based on the closing price of the applicable equity security or equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the Notes into an amount of the underlying security. The cost of hedging an equity-linked Medium Term Note may use up a substantial portion of the proceeds from the issuance of such Note.

     The Company has ascribed, where applicable, the proceeds from the Notes to the underlying principal component and the embedded Derivative Transactions. The amounts ascribed to the principal component will accrete, under the effective interest rate method, to the stated principal amount over time. The embedded Derivative Transactions are recorded at estimated fair value.

     The Company has purchased equity securities and has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. (See Note 3 for a discussion of credit risk on Derivative Transactions.) The fixed rates on Notes linked to an equity index have been effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative
     Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the year ended November 28, 1997, interest expense on the notes linked to a single stock was $2.9 million which is primarily offset by amounts recorded in interest income. As discussed in Note 1, securities owned and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at fair value and estimated fair value, respectively.


                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   ----------

                                                            November 29, 1996          November 28, 1997
                                                            -----------------          -----------------

Nikkei Indexed Notes due December 22, 2000(1)                         $40,449                    $52,008

S&P Enhanced Stock Index Growth Notes due August 9, 2002(2)            76,329                     94,380

7% Mandatorily Exchangeable Notes due July 23, 1999(3)                    N/A                     16,808
  (Subject to Mandatory Exchange into Shares of
   Common Stock of Oxford Health Plans, Inc.)

3% Citicorp Exchangeable Notes due August 28, 2002(4)                     N/A                    113,293
                                                                      -------                  ---------

                                                                     $116,778                   $276,489
                                                                     ========                   ========

(1) The $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $11.6 million as at November 29, 1996 and $19.0 million as at November 28, 1997.

(2) The $73 million face amount of S&P Enhanced Stock Index Growth Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $25.3 million as at November 29, 1996 and $40.1 million as at November 28, 1997.

(3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial principal amount of $40.8 million which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. The principal repayment amount will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and, accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The ability of the note holders to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. The carrying value is inclusive of the embedded Derivative Transactions of ($29.4) million as at November 28, 1997.

(4) The $120 million face amount of Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the note holders into 1,455 shares per increment of Citicorp common stock. In addition, the Notes are redeemable by the Company at various times after September 14, 1999 at the face amount, plus accrued interest, if the note holders have not exercised their exchange option. The carrying value is inclusive of the embedded Derivative Transactions, net of $8.6 million as at November 28, 1997.

     Including the impact of the Derivative Transactions, the weighted average interest rate for the notes was 5.91% as of November 28, 1997 and 5.41% as of November 29, 1996.


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

     The assets of the Corporate General Partner consist principally of cash and cash equivalents. The Corporate General Partner had assets of $12.3 million and equity of approximately $12.2 million as of November 29, 1996 and assets of approximately $2.8 million and equity of approximately $2.2 million as of November 28, 1997. The decrease in total assets and equity is the result of a $10 million distribution paid by the Corporate General
     Partner to GS Financial Products, L.P., one of the Company's limited partners.





                                   Continued

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                   ----------


8.   Income Taxes:

     The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. These payments were made on behalf of the Company by a related party. For the fiscal year ended November 29, 1996, the related party remitted $4.53 million to tax authorities, the entire amount of which the Company repaid to the related party. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

     Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statement of income for the fiscal years ended November 28, 1997, November 29, 1996 and November 24, 1995 includes a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

GS FINANCIAL PRODUCTS U.S., L.P.

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     1996 FISCAL QUARTERS ENDED
(U.S. dollars in thousands)         February 23      May 31            August 30        November 29
                                    -----------      ------            ---------        -----------

Total revenues                         4,072         4,007               4,419             6,522

Revenues, net of interest expense      3,511         3,375               3,568             4,939

Net income                             3,083         3,061               3,264             4,525




                                                     1997 FISCAL QUARTERS ENDED
(U.S. dollars in thousands)         February 28      May 31            August 29        November 28
                                    -----------      ------            ---------        -----------

Total revenues                         6,424         4,524               7,076             6,799

Revenues, net of interest expense      4,822         2,923               5,125             2,688

Net income                             4,457         2,674               4,692             2,405

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February, 1998.



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


          Signatures                Capacity                     Date
          ----------                --------                     ----
                          position with general partner



 /s/ Richard E. Witten              Director                  February 26, 1998
-------------------------
 Richard E. Witten



  /s/ Oki Matsumoto                 Director                  February 26, 1998
-------------------------
 Oki Matsumoto



/s/ Thomas K. Montag                Director                  February 26, 1998
-------------------------
 Thomas K. Montag



   /s/ Kipp Nelson                  Director                  February 26, 1998
-------------------------
 Kipp Nelson



   /s/ Mark Zurack                  Director                  February 26, 1998
-------------------------
 Mark Zurack



    /s/ Greg Swart                  President,                February 26, 1998
-------------------------  Principal Financial Officer and
 Greg Swart                  Principal Accounting Officer