Form 10-Q
period 1998-02-27
GS FINANCIAL PRODUCTS US LP
filed 1998-04-13
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934.

For the quarterly period ended February 27, 1998

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period ______ to ______


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

P.O. Box 896, Harbour Centre, North Church Street               N/A
Grand Cayman, Cayman Islands, British West Indies
(Address of principal executive offices)                     (Zip Code)



(Registrant's Telephone Number, Including Area Code)       (809) 945-1326




         (Former Name, Former Address and Former Fiscal Year,
                    if Changed Since Last Report)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes  X   No
                                              ----    ----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes         No
                              ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date _______.

GS FINANCIAL PRODUCTS U.S., L.P.
Form 10-Q


PART  I: FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1:  Financial Statements (Unaudited):

         Condensed Statements of Income for the Three
         Fiscal Months Ended February 28, 1997 and
         February 27, 1998                                                3

         Condensed Balance Sheets as of November 28, 1997 and
         February 27, 1998                                                4

         Condensed Statement of Changes in Partners' Capital for
         the Three Fiscal Months Ended February 27, 1998                  5

         Condensed Statements of Cash Flows for the Three Fiscal
         Months Ended February 28, 1997 and February 27, 1998             6

         Notes to the Condensed Financial Statements                      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              14

         Liquidity and Capital Resources                                  17

Item 3:  Not Applicable


PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                24

Item 4:  Submission of Matters to a Vote of Security Holders              24

Item 6:  Exhibits and Reports on Form 8-K                                 24

Signature                                                                 25

PART I: FINANCIAL INFORMATION

                        GS FINANCIAL PRODUCTS U.S., L.P.
                         CONDENSED STATEMENTS OF INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                           FOR THE THREE FISCAL MONTHS ENDED
                                        ---------------------------------------

                                        FEBRUARY 28, 1997     FEBRUARY 27, 1998
                                        -----------------     -----------------

REVENUES:
Intermediation profit                     $4,336                     $218
Interest                                   2,102                    5,553
Equity in loss of affiliate                  (14)                      (2)
                                           -----                    -----
               Total revenues              6,424                    5,769
Interest expense                           1,602                    3,312
                                           -----                    -----
     Revenues, net of interest expense     4,822                    2,457

EXPENSES:
Operating                                    179                      376
                                           -----                    -----
Income before taxes                        4,643                    2,081
Income taxes                                 186                       84
                                           -----                    -----
     Net Income                           $4,457                   $1,997
                                          ======                   ======


























     The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                            CONDENSED BALANCE SHEETS
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                             NOVEMBER 28, 1997     FEBRUARY 27, 1998
                                             -----------------     -----------------

ASSETS:
Cash and cash equivalents (Note 1)                $291,375             $304,956
Securities owned, at fair value (Note 2)            95,185              100,634
Derivative Transactions, at fair value
   (Notes 1, 3 & 4):
       Affiliate                                    19,561                5,952
       Non-affiliate                               172,956              161,226

Investment in affiliate (Note 5)                       780                  788
Other assets                                         1,826                1,927
                                                  --------              -------
             Total assets                         $581,683             $575,483
                                                  ========             ========



LIABILITIES AND PARTNERS' CAPITAL:

Derivative Transactions, at fair value
   (Notes 1, 3 & 4):
       Non-affiliate                              $153,983             $135,375
Long-term borrowings (Note 6)                      276,489              282,818
Other liabilities and accrued expenses               3,090                7,162
                                                  --------              -------
             Total liabilities                     433,562              425,355

Commitments and contingencies (Note 5)

Partners' capital:
    Limited Partners                               147,373              149,370
    General Partner                                    748                  758
                                                  --------              -------
             Total partners' capital               148,121              150,128
                                                  --------              -------

       Total liabilities and
          partners' capital                       $581,683             $575,483
                                                  ========              ========











     The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
               CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE FISCAL MONTHS ENDED FEBRUARY 27, 1998
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                           GENERAL                 LIMITED                  TOTAL
                                      PARTNER'S CAPITAL       PARTNERS' CAPITAL       PARTNERS' CAPITAL
                                      -----------------       -----------------       -----------------

Balance, November 28, 1997                  $748                  $147,373                $148,121

Net Income                                    10                     1,987                   1,997

Translation adjustment                         0                        10                      10
                                        --------               -----------              ----------
Balance, February 27, 1998                  $758                  $149,370                $150,128
                                        ========               ===========              ==========
























     The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                      FOR THE THREE FISCAL MONTHS ENDED
                                                   ---------------------------------------
                                                   FEBRUARY 28, 1997     FEBRUARY 27, 1998
                                                   -----------------     -----------------

Cash flows from operating activities:
  Net Income                                            $4,457                 $1,997
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Equity in loss of affiliate                          14                      2
       Unrealized gain on securities owned                   0                 (5,449)
       Increase in long-term borrowings due to               0                  6,329
         embedded derivative transactions, net

Decreases (increases) in operating assets:
  Derivative Transactions, at fair value:
       Affiliate                                           456                 13,609
       Non-affiliate                                    16,826                 11,730
  Other assets                                             298                   (101)

(Decreases) Increases in operating liabilities:
  Derivative Transactions, at fair value:
       Affiliate                                        (4,157)                     0
       Non-affiliate                                    23,198                (18,608)
  Other liabilities and accrued expenses                19,825                  4,072
                                                    ----------               --------

Net cash provided by operating activities               60,917                 13,581
                                                    ----------               --------

Net increase in cash and cash equivalents               60,917                 13,581

Cash and cash equivalents, beginning of period         141,550                291,375
                                                    ----------               --------

Cash and cash equivalents, end of period              $202,467               $304,956
                                                    ==========               ========

Supplemental disclosure of cash flow information:
  Interest paid                                         $1,004                 $1,780
  Income taxes paid                                          0                      0









     The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

1.   BUSINESS AND BASIS OF PRESENTATION:
     ----------------------------------

     The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative
     Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk (as described under Derivative Transactions -- see Note 3). In addition, from time to time, the Company issues structured notes (see Note 6).

     Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first fiscal quarter of 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the second fiscal quarter of 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the findings of the review.

     The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal years ended November 29, 1996 and November 28, 1997, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1997. Results for the three fiscal month periods presented are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

     The condensed balance sheet data as of November 28, 1997 was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

     The Company's long-term debt and counterparty credit risk have been rated AAA by Standard & Poor's Ratings Group ("S&P") and Fitch IBCA, Inc. ("Fitch"). There can be no assurance that S&P and Fitch will continue to rate the Company's long-term debt and counterparty credit risk, respectively, in their highest category and any decrease in such ratings may adversely affect the Company's ability to compete successfully.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

     The Company is organized as a Cayman Islands exempted limited partnership. All the partnership interests in the Company are owned by subsidiaries of Group.

                                    Continued
                                       -7-

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


     The financial statements are reported in U.S. dollars, the functional currency of the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are measured using exchange rates prevailing as of the balance sheet dates. Revenues and expenses are measured at weighted average rates of exchange for the periods. The Company's equity in gains or losses resulting from translating the financial statements of affiliates in which it has invested, whose functional currency is other than the U.S. dollar, is recorded as cumulative translation adjustments and included in partners' capital.

     The Company's Derivative Transactions and securities owned are recorded on a trade date basis.

     Securities owned are recorded at their fair value. Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such intermediation profit amounts were $3.0 million for the fiscal quarter ended February 28, 1997, and zero for the fiscal quarter ended February 27, 1998 due to the review described above.

     The remainder of intermediation profit for the fiscal quarter ended February 28, 1997 resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges). The intermediation profit for the fiscal quarter ended February 27, 1998 was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto.

     Intermediation profit earned on performance guarantees is deferred and amortized over the term of the guarantee (see Notes 3 & 4). Unamortized guarantee fees are recognized as intermediation profit upon any early termination of the underlying Derivative Transactions.

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

     At February 27, 1998 and November 28, 1997, the Company had credit exposure net of collateral exceeding 10% of its total assets to four counterparties, which represented 45% and 44% of total assets, respectively. Each of the counterparties had a rating of single A+ or better from at least one internationally recognized credit rating agency.

     Certain prior period amounts have been reclassified to conform with the February 27, 1998 presentation.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

1.   SECURITIES OWNED:
     ----------------

     As of February 27, 1998 and November 28, 1997, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $8.2 million and $11.4 million, respectively) and shares of common stock of Citicorp (fair value approximately $92.4 million and $83.8 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock (see Note 6).

3.   DERIVATIVE TRANSACTIONS:
     -----------------------

     The fair values of Derivative Transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with a right of setoff in the event of bankruptcy and default by the counterparty are presented on a net basis in the balance sheets. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased are reported, in accordance with the Company's netting policy, as assets in "Derivative Transactions." Similarly, the fair value of swap and forward agreements in a loss position, as well as options written are reported, in accordance with the Company's netting policy, as liabilities in "Derivative Transactions." Derivative Transactions reported, in accordance with the Company's netting policy, as assets are principally obligations of major international financial institutions, primarily banks, which are rated single A or better by at least one internationally recognized rating agency.

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

     In the normal course of its business, the Company enters into various Derivative Transactions whereby the Company agrees to pay amounts that may increase in the event of changes in the level of an underlying index. The Company enters into such transactions with counterparties only if it is able to enter into offsetting transactions that entitle the Company to receive amounts that are equal to or in excess of the amounts it owes. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions).

     While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be impacted by changes in interest rates or foreign exchange rates.

     The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

     a Derivative Transaction in a gain position, net of collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis. As of November 28, 1997 and February 27, 1998, the Company's aggregate Credit Exposure in respect of Derivative Transactions was approximately $152 million and approximately $145 million, respectively.

     The Company limits its Credit Exposure by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $5 million related to Derivative Transactions as at February 27, 1998.

     The Company also limits its Credit Exposure by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 7).

     A summary of the notional or contractual amounts (U.S. dollars in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.

                                        NOVEMBER 28, 1997     NOVEMBER 27, 1998
                                        -----------------     -----------------

Non-affiliates
   Interest rate swap agreements            $5,809                  $5,024
   Currency options written                  1,115                   1,014
   Currency options purchased                  384                     331
   Interest rate options written               922                     922
   Interest rate options purchased           2,336                   2,205
   Currency and other swap agreements          162                     162
   Foreign currency forwards                 1,552                     391

Affiliates
   Interest rate swap agreements            $8,003                  $7,680
   Currency options written                    396                     331
   Currency options purchased                1,103                   1,014
   Interest rate options written             1,742                   1,674
   Interest rate options purchased           2,081                   2,022
   Currency and other swap agreements          893                     755
   Foreign currency forwards                 1,535                     373

     The notional amount of Derivative Transactions with affiliates differs from that with non-affiliates generally due to a different notional amount of affiliate versus non-affiliate transactions guaranteed, as well as to Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total Credit Exposure.

     As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions as of November 28, 1997 and February 27, 1998 and the average monthly fair values of such instruments for the fiscal year ended November 28, 1997 and the three fiscal months ended February 27, 1998, computed in accordance with the Company's netting policy, are as follows:

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

(U.S. dollars in millions)   AS OF NOVEMBER 28, 1997    AS OF FEBRUARY 27, 1998
-------------------------    Assets      Liabilities    Assets      Liabilities
                             ------      -----------    ------      -----------
Derivative Transactions
-----------------------
Non-affiliates               $173.0         $154.0      $161.2         $135.4
Affiliates                     19.6            0.0         6.0            0.0




                                          Average Monthly Fair Value
                                          --------------------------
                                          (U.S. dollars in millions)

                           TWELVE FISCAL MONTHS ENDED  THREE FISCAL MONTHS ENDED
                               NOVEMBER 28, 1997            FEBRUARY 27, 1998
                           --------------------------  --------------------------
                           Assets         Liabilities  Assets        Liabilities
                           ------         -----------  ------        -----------
Derivative Transactions
-----------------------
Non-affiliates             $175.1           $131.2     $170.6           $142.0
Affiliates                   14.0              0.0       12.4              0.0

4.   RELATED PARTY TRANSACTIONS:
     -------------------------

     In the ordinary course of business, the Company enters into hedging and performance guarantee transactions with affiliates. Through February 27, 1998, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

     As of February 27, 1998, the Company had $17.6 million of cash deposited in a brokerage account with an affiliate.

     During 1997, the Company paid approximately $702 thousand to an affiliate related to the issuance of certain medium-term notes pursuant to an origination agreement. The Company has deferred and is amortizing these costs over the lives of the related notes.

     In  accordance  with  agreements  with certain  affiliates,  technical  and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates. For the three fiscal months ended February 28, 1997 and February 27, 1998, approximately $42 thousand and $38 thousand, respectively, were charged for such services.

5.   INVESTMENT IN AFFILIATE:
     -----------------------

     The Company owns an approximate 2% general and limited partnership interest in GS Financial Products International, L.P. ("FPI"). The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

     FPI is engaged in a business similar to that of the Company. As of February 27, 1998, its assets consist principally of cash and cash equivalents and equity securities of entities organized under Japanese law. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of February 27, 1998, FPI had total liabilities of $201 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

                                        Selected financial data for FPI
                                         (U.S. dollars in millions):

                                     NOVEMBER 28, 1997      FEBRUARY 27, 1998
                                     -----------------      -----------------

     Total assets                         $235                   $233
     Total liabilities                     203                    201
     Partners' capital                      32                     32


6.   LONG-TERM BORROWINGS:
     --------------------

     The Company has issued both principal protected and non-principal protected Medium-Term Notes ("Notes"). The payments on the Notes are determined by reference to the performance of a single equity security or an equity index. The Company's obligations to the holders of the Notes will fluctuate based on the closing price of the applicable equity security or equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the Notes into an amount of the underlying security. Hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes.

     The Company has ascribed, where applicable, the proceeds from the Notes to the underlying principal component and the embedded Derivative Transactions. The amounts ascribed to the principal component will accrete, under the effective interest rate method, to the stated principal amount over time. The embedded Derivative Transactions are recorded at estimated fair value.

     The Company has purchased equity securities and exchange traded options and has entered into various Derivative Transactions with affiliates to eliminate its market risk on the Notes. (See Note 3 for a discussion of Credit Exposure on Derivative Transactions.) The fixed interest rates on Notes linked to an equity index have been effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative
     Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the three fiscal months ended February 27, 1998, interest expense on Notes linked to a single stock was $1.6 million, which was primarily offset by amounts recorded in interest income. As discussed in Note 1, securities owned are recorded at fair value and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at estimated fair value.

                                        NOVEMBER 28, 1997     NOVEMBER 27, 1998
                                        -----------------     -----------------

    Nikkei Indexed Notes due
    December 22, 2000(1)                    $52,008               $52,845

    S&P Enhanced Stock Index Growth
    Notes due August 9, 2002(2)              94,380               101,759

    7% Mandatorily Exchangeable Notes        16,808                12,114
    due July 23, 1999(3) (Subject to
    Mandatory Exchange into Shares of
    Common Stock of Oxford Health Plans,
    Inc.)

    3% Citicorp Exchangeable Notes due
    August 28, 2002(4)                      113,293               116,100
                                            =======               =======

                                            $276,489              $282,818
                                            ========              ========

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

    (1) $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $19.0 million as at November 28, 1997 and $19.3 million as at February 27, 1998.

    (2) The $73 million face amount of S&P Enhanced Stock Index Growth Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $40.1 million as at November 28, 1997 and $46.6 million as at February 27, 1998.

    (3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial principal amount of $40.8 million which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. The principal repayment amount will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and, accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The ability of the note holders to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. The carrying value is inclusive of the embedded Derivative Transactions of ($29.4) million as at November 28, 1997 and ($32.6) million as at February 27, 1998.

    (4) The $120 million face amount of Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the note holders into 1,455 shares per increment of Citicorp common stock. In addition, the Notes are redeemable by the Company at various times after September 14, 1999 at the face amount, plus accrued interest, if the note holders have not exercised their exchange option. The carrying value is inclusive of the embedded Derivative Transactions, net of $8.6 million as at November 28, 1997 and $11.7 million as at February 27, 1998.

     Including the impact of the Derivative Transactions, the weighted average interest rate for the Notes was 5.40% as of February 28, 1997 and 4.84% as of February 27, 1998.

7.   LIABILITY OF GENERAL PARTNER:
     ----------------------------

     The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

     The assets of the Corporate General Partner consist principally of cash. The Corporate General Partner had assets of approximately $2.8 million and equity of approximately $2.2 million as of November 28, 1997 and February 27, 1998.

8.   INCOME TAXES:
     ------------

     The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

     Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal quarters ended February 28, 1997 and February 27, 1998, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. Market practice for such transactions is that the Company typically substitutes its own credit for that of one or more of the counterparties by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Derivative Transactions entered into or guaranteed by the Company consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. In addition, from time to time the Company issues structured notes.

At February 27, 1998, the Company had entered into or guaranteed $19.5 billion notional amount of interest rate swaps and options and $4.4 billion notional amount of currency options, forwards and swaps with a total of 67 counterparties.

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

Through February 27, 1998, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $13.8 billion notional amount of Derivative
Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

As of February 27, 1998, the Company has equity-linked Medium-Term Notes outstanding with a carrying value of $283 million. The Company expects to continue to issue equity-linked Medium-Term Notes in the future. The Company intends to utilize the majority of the proceeds received from such issuances to acquire shares of common stock, purchase "exchange traded" and over-the-counter options and enter into interest rate and equity-linked swaps with affiliates to hedge its obligations under the Notes. The remainder of the new proceeds from each issuance will be added to the Company's working capital to support its operating activities.

Since October 1997, Group has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and FPI have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the 1998 first fiscal quarter. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the second fiscal quarter of 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the review.

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can distinguish between the year 2000 and the year 1900. Systems that do not recognize the year 2000 could generate erroneous data or fail.

The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software failures. As discussed under Footnote 4 to the condensed financial statements included in this form 10-Q (Related Party Transactions), the Company's administrative services are provided through a custodian agreement. As a result, the Company is relying on Group and its affiliates to properly address the Year 2000 issue. The Company has been advised by Group that Group and its affiliates have assessed the computer systems on which the Company relies and have established a process for evaluating and managing the risks associated with this problem. Based on this advice, the Company currently does not expect that the Year 2000 issue will have a material adverse effect on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Changes in the Company's revenues are highly dependent on the volume, term and type of new transactions originated. Derivative Transactions are recorded at their estimated fair value. As a result, a substantial portion of the intermediation profit from new Derivative Transactions may be recognized upon entering into such transactions. Hence, the Company's profitability may be extremely variable from quarter to quarter, depending on the volume, term and type of new origination.

Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of February 27, 1998, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of February 27, 1998 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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

The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by United States federal tax regulations to withhold income tax on behalf of its partners. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal quarters ended February 27, 1998 and February 28, 1997 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

THREE FISCAL MONTHS ENDED FEBRUARY 27, 1998 VERSUS THREE FISCAL MONTHS ENDED FEBRUARY 28, 1997

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" above, Group has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business. Since the commencement of this review, the Company has not entered into nor guaranteed any new Derivative Transactions. This lack of activity by the Company has negatively affected the Company's result of operations in the 1998 first fiscal quarter relative to the same fiscal quarter of the prior year.

For the fiscal quarter ended February 27, 1998, the Company reported revenues net of interest expense of $2.5 million, consisting principally of net interest income of $2.2 million. This represented a decrease in reported revenues net of interest expense of 49% compared to the fiscal quarter ended February 28, 1997. During the period, the Company did not enter into or guarantee any new Derivative Transactions. The Company incurred interest expense of $3.3 million during the fiscal quarter ended February 27, 1998.

For the three fiscal months ended February 28, 1997, the Company reported revenues net of interest expense of $4.8 million, which consisted principally of intermediation profits of $4.3 million and net interest income of $0.5 million. During the three fiscal months ended February 28, 1997, the Company entered into or guaranteed 133 Derivative Transactions with non-affiliates and 135 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $3.6 billion, which resulted in initial intermediation profit of $3.0 million. The remainder of intermediation profits for the three fiscal month period ended February 28, 1997 resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $1.6 million during the three fiscal months ended February 28, 1997.

Interest income for the fiscal quarter ended February 27, 1998 was $5.6 million or 164% more than the same fiscal period of the previous year, primarily as a result of a larger cash and cash equivalents balance. Other intermediation profit was $0.2 million for the fiscal quarter ended February 27, 1998 compared to other intermediation profit of $1.3 million in the first fiscal quarter of 1997. This decrease principally reflected a decrease in the average net investment in Derivative Transactions during the quarter. The intermediation profit for this period was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto. Interest expense of $3.3 million for the fiscal quarter ended February 27, 1998 increased significantly from the $1.6 million incurred in the same fiscal period in 1997. This increase was the result of the increase in the long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 4.84% for the fiscal quarter ended February 27, 1998, as compared to 5.40% for the fiscal quarter ended February 28, 1997.

Operating expenses for the three fiscal months ended February 27, 1998 were $376 thousand, compared to $179 thousand in the fiscal quarter ended February 28, 1997. Fees and expense reimbursement to Group affiliates included within operating expenses were $38 thousand and $42 thousand for the fiscal quarters ended February 27, 1998 and February 28, 1997, respectively. Other operating expenses were $338 thousand and $137 thousand for the three fiscal month periods ended February 27, 1998 and February 28, 1997, respectively, and consisted principally of legal and accounting fees relating to the review of the Company's operations and amortization of debt issuance costs.

Net income of $2.0 million for the fiscal quarter ended February 27, 1998 decreased by 55% or $2.5 million from the fiscal quarter ended February 28, 1997 net income of $4.5 million. This decrease was primarily due to the lack of activity described above. Total assets as of February 27, 1998 were $575 million, consisting principally of Derivative Transactions, cash and cash equivalents, and securities owned.

Net cash provided by operating activities during the fiscal quarter ended February 27, 1998 was $13.6 million, which primarily reflected receipts of cash which reduced the Company's net investment in Derivative Transactions. In comparison, for the fiscal quarter ended February 28, 1997, net cash provided by operating activities was $60.9 million and principally reflected receipts exceeding payments on Derivative Transactions including the receipt of certain payments under Derivative Transactions with affiliates, prior to their original maturity.

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

The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default.
However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which the Company believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative values; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of Derivative Transactions recorded on the Company's balance sheet. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis. The Company has applied Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

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

The composition, at November 29, 1996, November 28, 1997 and February 27, 1998, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include short-term investments, cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., Derivative Transactions reported as assets in respect of which collateral has been received to the extent of the value of the collateral received and any Derivative Transactions structured on a limited recourse basis.) At November 29, 1996, November 28, 1997 and February 27, 1998, the Company's counterparties consisted largely of banks located in Europe, North America and Japan, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

                             Current Credit Exposure - By S&P Rating of Obligor:
                              --------------------------------------------------
                                         (U.S. dollars in millions)

                   NOVEMBER 29, 1996          NOVEMBER 28, 1997          FEBRUARY 27, 1998
                   -----------------          -----------------          -----------------
S&P Rating:          $        Percent          $         Percent           $       Percent
-----------        ------     -------        ------      -------        ------     -------
   AAA             $125.3      34.0%         $127.8        28.8%        $130.8         29.1%
   AA+               10.0       2.7            77.1         17.4          79.6         17.7
   AA                31.9       8.7            70.4         15.9          69.9         15.7
   AA-               23.6       6.4            33.2          7.5          33.6          7.5
   A+                84.1      22.8            86.1         19.4          96.5         21.4
   A                 48.8      13.2            11.0          2.5           7.7          1.7
   A-                45.1      12.2            37.1          8.4          31.3          6.9
   Below A-           0.0       0.0             0.3          0.1           0.8          0.2
                   ------     -----          ------        -----        ------       ------
         Total     $368.8     100.0%         $443.0        100.0%       $450.2       100.0%
                   ======     =====          ======        =====        ======       ======


                        Current Credit Exposure - By Country of Obligor's Headquarters:
                        ---------------------------------------------------------------
                                           (U.S. dollars in millions)

                    NOVEMBER 29, 1996          NOVEMBER 28, 1997           FEBRUARY 27, 1998
                    -----------------          -----------------           -----------------

Country:              $        Percent          $         Percent           $         Percent
--------            ------     -------        ------      -------        ------       -------
  U.S.              $178.7       48.4%        $253.2        57.2%        $266.1         59.0%
  Switzerland         28.3        7.7           70.3        15.9           70.3         15.6
  France              65.5       17.7           58.6        13.2           58.9         13.1
  Germany              6.9        1.9           36.9         8.3           39.3          8.7
  Japan               69.7       18.9           24.0         5.4           14.6          3.3
  Netherlands         17.6        4.8            0.0         0.0            0.0          0.0
  Other                2.1        0.6            0.0         0.0            1.0          0.3
                    ------      -----         ------       -----         ------        ------
         Total      $368.8      100.0%        $443.0       100.0%        $450.2        100.0%
                    ======      =====         ======       ======        ======        ======

                 Current Credit Exposure - By Obligor Industry:
                 ---------------------------------------------
                           (U.S. dollars in millions)

                          November 29, 1996          November 28, 1997       February 27, 1998
                          -----------------          -----------------       -----------------
Industry:                   $       Percent          $        Percent           $      Percent
--------                  ------    -------        ------     -------        ------    -------
  Banks                   $257.7      69.9%        $336.5      76.0%         $310.7      69.0%
  Financials                43.3      11.7           60.2       13.5           66.1      14.7
  Industrials               48.4      13.1           28.7        6.5           29.7       6.6
  Government Agencies       19.4       5.3           17.6        4.0           43.7       9.7
                          ------     -----         ------      -----         ------     -----
    Total                 $368.8     100.0%        $443.0      100.0%        $450.2     100.0%
                          ======     =====         ======      =====         ======     ======

The Company has entered into and expects to continue to enter into transactions with FPI or Goldman Sachs Capital Markets, L.P. ("GSCM") (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At February 27, 1998, the Company had $20.0 million of credit exposure to FPI and GSCM, collectively, as a result of these transactions. Due to the level of credit exposure to Group or its affiliates at February 27, 1998, the Company does not believe that financial information with respect to Group is material to investors in the Company's debt securities.

The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. At February 27, 1998, the Company had credit exposure net of collateral exceeding 10% of its total assets to Republic National Bank, Morgan Guaranty Trust Company of New York, Banque Nationale de Paris and Union Bank of Switzerland. Collectively, such exposures represent 45% of total assets. The Company would incur a large loss if any of these counterparties were to default. The Company's largest credit exposure to any one counterparty was $70 million, or 12% of total assets, to Union Bank of Switzerland. However, Republic National Bank, Morgan Guaranty Trust Company of New York, Banque Nationale de Paris and Union Bank of Switzerland were rated AA, AAA, A+ and AA+, respectively, by S&P at February 27, 1998, and the Company currently does not anticipate any loss as a result of this exposure. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposure excessive.

As of February 27, 1998, the Company was a party to Derivative Transactions with a notional amount of $23.9 billion. Of these, $6.0 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.

                                Notional Amount of Derivative Transactions with
                                -----------------------------------------------
                                   Potential Credit Exposure - By Maturity:
                                   ---------------------------------------
                                          (U.S. dollars in millions)

                    NOVEMBER 29, 1996          NOVEMBER 28, 1997          FEBRUARY 27, 1998
                    -----------------          -----------------          -----------------
                     $        Percent          $         Percent           $       Percent
                   ------     -------        ------      -------        ------     -------
1995-1996             $850      3.6%             $0         0.0%            $0        0.0%
1997-1999           12,918      54.0          8,374         40.1         6,336       35.5
2000-2002            3,000      19.5          4,278         21.5         4,420       24.8
2003-2005            4,220      10.7          3,621         17.4         2,766       15.5
2006-2021            2,895      12.2          4,580         22.0         4,332       24.2
                   -------     -----        -------        -----        ------      -----
    Total          $23,883     100.0%       $20,853        100.0%       17,854      100.0%
                   =======     =====        =======        =====        ======      =====


                             Notional Amount of Derivative Transactions With
                             -----------------------------------------------
                       Potential Credit Exposure - By Credit Quality of Obligor:
                       ---------------------------------------------------------
                                       (U.S. dollars in millions)

                    NOVEMBER 29, 1996          NOVEMBER 28, 1997          FEBRUARY 27, 1998
                    -----------------          -----------------          -----------------
S&P Rating           $        Percent          $         Percent           $       Percent
----------         ------     -------        ------      -------        ------     -------
   AAA             $2,727       11.4%         $3,415       16.4%         $2,643     14.8%
   AA+                472        2.0             239        1.1             134      0.7
   AA                 696(a)     2.9             303        1.5             300      1.7
   AA-              1,133        4.7             438        2.1             286      1.6
   A+                 274        1.1              66        0.3             651      3.6
   A                1,465        6.1           1,112        5.3             613      3.4
   A-               1,088        4.6           1,552        7.4           1,270      7.1
   Below A-           290(a)     1.2             114(a)     0.6             114(a)   0.4
   Affiliates      15,738       66.0          13,614       65.3          11,843     66.4
                  -------      -----         -------      -----         -------    -----
      Total       $23,883      100.0%        $20,853      100.0%        $17,854    100.0%
                  =======      =====         =======      =====         =======    =====

(a)   Includes Derivative Transactions which are collateralized in part.


                      Notional Amount of Derivative Transactions With Potential
                      ---------------------------------------------------------
                         Credit Exposure - By Principal Underlying Index Type:
                         -----------------------------------------------------
                                        (U.S. dollars in millions)


                    NOVEMBER 29, 1996          NOVEMBER 28, 1997         FEBRUARY 27, 1998
                    -----------------          -----------------         -----------------
                      $        Percent          $         Percent           $      Percent
                    ------     -------        ------      -------        ------    -------
Interest rate      $19,910       83.4%        $16,498       79.1%        $15,206    85.2%
Currency             3,923       16.4           4,271       20.5           2,555    14.3
Other                   50        0.2              84        0.4              92     0.5
                   -------      -----         -------      -----         -------   -----
    Total          $23,883      100.0%        $20,853      100.0%        $17,854   100.0%
                   =======      =====         =======      =====         =======   =====

The notional amount of currencies, expressed in U.S. dollars at February 27, 1998, to be exchanged under currency options and currency swaps outstanding at February 27, 1998 were U.S. dollars ($738 million), Japanese yen (approximately $374 million), British pounds (approximately $271 million), Dutch guilders
(approximately $292 million), European currency units (approximately $327 million), German marks (approximately $141 million), Italian lire (approximately $264 million), Brazilian real (approximately $23 million), French francs (approximately $80 million), Argentine pesos

(approximately $30 million), Hong Kong dollars (approximately $10 million), Mexican pesos (approximately $16 million), and Australian dollars (approximately $1 million).

The fair values of Derivative Transactions as of November 28, 1997 and February 27, 1998 and the average monthly fair values of such instruments for the fiscal year ended November 28, 1997 and the fiscal three months ended February 27, 1998, computed in accordance with the Company's netting policy, are as follows:

(U.S. dollars in millions)       NOVEMBER 28, 1997         FEBRUARY 27, 1998
-------------------------    Assets      Liabilities    Assets      Liabilities
                             ------      -----------    ------      -----------
Derivative Transactions
-----------------------
Non-affiliates               $173.0         $154.0      $161.2         $135.4
Affiliates                     19.6            0.0         6.0            0.0

                                          Average Monthly Fair Value
                                          --------------------------
                                         (dollar amounts in millions)

                           TWELVE FISCAL MONTHS ENDED   THREE FISCAL MONTHS ENDED
                               NOVEMBER 28, 1997            FEBRUARY 27, 1998
                           --------------------------   --------------------------
                             Assets       Liabilities   Assets        Liabilities
                             ------       -----------   ------        -----------
Derivative Transactions
-----------------------
Non-affiliates               $175.1         $131.2      $170.6           $142.0
Affiliates                     14.0            0.0        12.4              0.0


The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At February 27, 1998, FPI had total liabilities of $201 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet the obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

At February 27, 1998, the Company had $305 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, such distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective "shelf" registration statement that initially covered $500 million of Medium-Term Notes. As of February 27, 1998, the Company had $266 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 indexed Notes due December 22, 2000, $73 million face amount of S&P Enhanced Stock Index Growth Notes due
August 9, 2002, approximately $41 million initial principal amount 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) ("Oxford"), and $120 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 ("Citicorp"). The single stock related Note issuances (i.e., Oxford and Citicorp) are an integral part of individually structured Derivative Transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange such note into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The hedging of an equity-linked Medium-Term Note has utilized a substantial portion of the proceeds from the issuance of such Note. The Company intends to continue to issue equity-linked Medium-Term Notes in the future. As a result, the Company's leverage will increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

As of February 27, 1998, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $8.2 million) and shares of common stock of Citicorp (fair value approximately $92.4 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of Medium-Term Notes, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock.

Partners' capital is not subject to withdrawal or redemption on demand by the partners. All net income during the three month periods ending February 28, 1997 and February 27, 1998, respectively, was retained in partners' capital. At February 27, 1998, the Company had $150 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

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

The Company's expectation that it will not be subject to market risk, that it will receive an equal or greater payment or delivery with respect to any payment or delivery obligation it incurs, and that it will have scheduled cash sources that are available on or before the required payment of an obligation is dependent upon the absence of counterparty default. While the Company has procedures in place to monitor the credit quality of its counterparties, the credit quality of a counterparty may be affected by economic, political and other events beyond the Company's control. Defaults by counterparties with large obligations to the Company could materially and adversely affect the Company's results of operations, financial condition and cash flows.

Group indirectly controls the Company and all of its business activities. Group has several affiliates that compete with the Company for Derivative Transactions and has its own credit policies for counterparties. No assurance can be given that Group will not allocate transactions to its other affiliates or will permit the business of the Company to continue to expand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the recent review by Group of the Company's operations.

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

The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions and the solicitation of new business. The failure of the relevant Group affiliate to perform those functions could prevent the Company from continuing to expand its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the Company's reliance upon Group and its affiliates with respect to the Year 2000 issue.

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

The Company's long-term debt and counterparty credit risk have been rated in the highest categories by S&P and Fitch (the "Rating Agencies"). A change in the Company's ratings would materially adversely impact its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by either of the Rating Agencies, based upon factors selected solely by the Rating Agencies.

PART II: OTHER INFORMATION
--------------------------

ITEM 1:  LEGAL PROCEEDINGS

No litigation was commenced against the Company through February 27, 1998.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

12.1     Statement re computation of ratios of earnings to fixed charges

27.1     Financial Data Schedule

         (b)  Reports on Form 8-K

The Company filed a Report on Form 8-K, dated February 26, 1998, relating to the audited balance sheets of GS Financial Products US Co. as of November 29, 1996 and November 28, 1997, which report included items 5 and 7.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




GS FINANCIAL PRODUCTS U.S., L.P.
acting by its general partner, GS Financial
Products US Co.



Date: April 13, 1998           By:              /s/ Greg Swart
                                   -------------------------------------------
                                         Greg Swart
                                         President, Principal Financial Officer
                                         and Principal Accounting Officer

                                         For and on behalf of GS Financial
                                         Products US Co., managing general
                                         partner of GS Financial Products
                                         U.S., L.P.