Form 10-Q
period 1998-05-29
GS FINANCIAL PRODUCTS US LP
filed 1998-07-13
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


 (Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934.

For the quarterly period ended May 29, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period _____ to _____


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days      Yes __X__     No ____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date _______.

GS FINANCIAL PRODUCTS U.S., L.P.
Form 10-Q


PART  I: FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1:  Financial Statements (Unaudited):

         Condensed  Statements  of Income  for the  Three  Fiscal
            Months and Six Fiscal  Months  Ended May 30, 1997 and
            May 29, 1998                                                    3

         Condensed Balance Sheets as of November 28, 1997 and May
            29, 1998                                                        4

         Condensed Statement of Changes in Partners'  Capital for
            the Six Fiscal Months Ended May 29, 1998                        5

         Condensed  Statements  of Cash  Flows for the Six Fiscal
            Months Ended May 30, 1997 and May 29, 1998                      6

         Notes to the Condensed Financial Statements                        7


Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         15

         Liquidity and Capital Resources                                   19

Item 3:  Not Applicable


PART II: OTHER INFORMATION
--------------------------

Item 1:  Legal Proceedings                                                 26

Item 4:  Submission of Matters to a Vote of Security Holders               26

Item 5:  Other Information                                                 26

Item 6:  Exhibits and Reports on Form 8-K                                  26

Signature                                                                  27

PART I: FINANCIAL INFORMATION

                                                 GS FINANCIAL PRODUCTS U.S., L.P.
                                                  CONDENSED STATEMENTS OF INCOME
                                                    (U.S. dollars in thousands)
                                                              (Unaudited)
                                                               ---------


                                             FOR THE THREE FISCAL MONTHS      FOR THE SIX FISCAL MONTHS
                                                        ENDED                            ENDED
                                            -----------------------------    ----------------------------

                                            MAY 30, 1997     MAY 29, 1998    MAY 30, 1997    MAY 29, 1998
                                            ------------     ------------    ------------    ------------

REVENUES:
INTERMEDIATION PROFIT                            $1,632           $   13          $5,968         $  231
                                                 ------           ------          ------         ------
INTEREST                                          2,905            5,548           5,007         11,101
                                                 ------           ------          ------         ------
EQUITY IN LOSS OF AFFILIATE                         (13)             (10)            (27)           (12)
                                                 ------           ------          ------         ------
           TOTAL REVENUES                         4,524            5,551          10,948         11,320
                                                 ------           ------          ------         ------
INTEREST EXPENSE                                  1,601            3,280           3,203          6,592
                                                 ------           ------          ------         ------
 REVENUES, NET OF INTEREST EXPENSE                2,923            2,271           7,745          4,728
                                                 ------           ------          ------         ------
EXPENSES:

OPERATING                                           137              306             316            683
                                                 ------           ------          ------         ------
INCOME BEFORE TAXES                               2,786            1,965           7,429          4,045
                                                 ------           ------          ------         ------
INCOME TAXES                                        112               72             298            161
                                                 ------           ------          ------         ------
           NET INCOME                            $2,674           $1,893          $7,131         $3,884
                                                 ======           ======          ======         ======


     The accompanying notes are an integral part of the unaudited condensed financial statements.

                                            GS FINANCIAL PRODUCTS U.S., L.P.
                                                CONDENSED BALANCE SHEETS
                                               (U.S. dollars in thousands)
                                                       (Unaudited)
                                                        ---------


                                                                    NOVEMBER 28, 1997        MAY 29, 1998
                                                                    -----------------       ---------------
ASSETS:
Cash and cash equivalents (Note 1)                                       $291,375               $301,509
Securities owned, at fair value (Note 2)                                   95,185                112,494
Derivative Transactions, at fair value (Notes 1, 3 & 4):
       Affiliate                                                           19,561                 11,215
       Non-affiliate                                                      172,956                150,843
Investment in affiliate (Note 5)                                              780                    749
Other assets                                                                1,826                  3,772
                                                                        ---------               --------
                                 Total assets                            $581,683               $580,582
                                                                        =========               ========

LIABILITIES AND PARTNERS' CAPITAL:
Derivative Transactions, at fair value (Notes 1, 3 & 4):
       Non-affiliate                                                     $153,983               $129,650
Long-term borrowings (Note 6)                                             276,489                292,166
Other liabilities and accrued expenses                                      3,090                  6,780
                                                                        ---------              ---------
                                 Total liabilities                        433,562                428,596

Commitments and contingencies (Note 5)

PARTNERS' CAPITAL:
       Limited Partners                                                   147,373                151,219
       General Partner                                                        748                    767
                    Total partners' capital                               148,121                151,986
                                                                        ---------              --------

            Total liabilities and partners' capital                      $581,683               $580,582
                                                                        =========              =========

          The accompanying notes are an integral part of the unaudited condensed financial statements.

                                                 GS FINANCIAL PRODUCTS U.S., L.P.
                                        CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                           FOR THE SIX FISCAL MONTHS ENDED MAY 29, 1998
                                                    (U.S. dollars in thousands)
                                                            (Unaudited)
                                                             ---------


                                                 GENERAL                    LIMITED                     TOTAL
                                            PARTNER'S CAPITAL          PARTNERS' CAPITAL          PARTNERS' CAPITAL
                                            -----------------          -----------------          -----------------

Balance, November 28, 1997                          $748                      $147,373                   $148,121

Net Income                                            19                         3,865                      3,884

Translation adjustment                                 0                           (19)                       (19)
                                                 -------                       -------                   --------

Balance, May 29, 1998                            $   767                      $151,219                   $151,986
                                                 =======                       =======                   ========


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

                                            GS FINANCIAL PRODUCTS U.S., L.P.
                                           CONDENSED STATEMENTS OF CASH FLOWS
                                               (U.S. dollars in thousands)
                                                       (Unaudited)
                                                        ---------


                                                                        For the Six Fiscal Months Ended
                                                                      -----------------------------------
                                                                       MAY 30, 1997         MAY 29, 1998
                                                                      --------------       --------------

Cash flows from operating activities:
    Net Income                                                          $    7,131            $   3,884
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in loss of affiliate                                               27                   12
      Unrealized gain on securities owned                                        0              (17,309)
         Increase in long-term borrowings due to                                 0               15,677
         embedded derivative transactions, net

Decreases (Increases) in operating assets: Derivative Transactions, at fair value:
      Affiliate                                                              5,273                8,346
      Non-affiliate                                                         52,644               22,113
    Other assets                                                               425               (1,946)

(Decreases) Increases in operating liabilities: Derivative Transactions, at fair value:
      Affiliate                                                              2,219                    0
      Non-affiliate                                                          2,521              (24,333)
    Other liabilities and accrued expenses                                   6,581                3,690
                                                                          --------             --------

Net cash provided by operating activities                                   76,821               10,134
                                                                          --------             --------

Net increase in cash and cash equivalents                                   76,821               10,134

Cash and cash equivalents, beginning of period                             141,550              291,375
                                                                          --------             --------

Cash and cash equivalents, end of period                                  $218,371             $301,509
                                                                          ========             ========

Supplemental disclosure of cash flow information:
    Interest paid                                                         $  1,994             $  5,332
    Income taxes paid                                                          155                    0

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

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


1.  BUSINESS AND BASIS OF PRESENTATION:
    ----------------------------------

    The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative
    Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk (as described under Derivative Transactions -- see Note 3). In addition, from time to time, the Company issues structured notes (see Note 6).

    Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first half of fiscal 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the third fiscal quarter of 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the findings of the review.

    The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal years ended November 29, 1996 and November 28, 1997, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1997. Results for the six fiscal month periods presented are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

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


                                    Continued
                                      - 7 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


    The financial statements are reported in U.S. dollars, the functional currency of the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are measured using exchange rates prevailing as of the balance sheet dates. Revenues and expenses are measured at weighted average rates of exchange for the periods. The Company's equity in gains or losses resulting from translating the financial statements of affiliates in which it has invested, whose functional currency is other than the U.S. dollar, is recorded as a cumulative translation adjustment and included in partners' capital.

    The Company's Derivative Transactions and securities owned are recorded on a trade date basis.

    Securities owned are recorded at their fair value. Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such intermediation profit amounts were $1.0 million and $4.0 million for the three fiscal months and the six fiscal months ended May 30, 1997, respectively. The Company did not recognize such intermediation profit for the three fiscal months and the six fiscal months ended May 29, 1998 due to the aforementioned review.

    The other intermediation profit for the three and the six fiscal months ended May 30, 1997 resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges). The other intermediation profit for the three fiscal months ended May 29, 1998 was principally attributable to the recognition of performance guarantee fees offset by a decrease in the present value of the expected surplus cash flows from the Company's portfolio. The other intermediation profit for the six fiscal months ended May 29, 1998 was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties.

    Intermediation profit earned on performance guarantees is deferred and amortized over the term of the guarantee (see Notes 3 & 4). Unamortized guarantee fees are recognized as intermediation profit upon any early termination of the underlying Derivative Transactions, as noted above.

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

    At November 28, 1997, the Company had credit exposure, net of collateral, exceeding 10% of its total assets to four counterparties, which represented 44% of total assets. Each of the counterparties had a rating of A+ or better from at least one internationally recognized credit rating agency. At May 29, 1998, the Company had no credit exposure, net of collateral, exceeding 10% of its total assets to any counterparty.

    Certain prior period amounts have been reclassified to conform with the May 29, 1998 presentation.


                                    Continued
                                      - 8 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

2.  SECURITIES OWNED:
    ----------------

    As of May 29, 1998 and  November  28, 1997,  securities  owned  consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $8.2 million and $11.4 million, respectively) and shares of common stock of Citicorp (fair value approximately $104.3 million and $83.8 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock (see Note 6).

3.  DERIVATIVE TRANSACTIONS:
    -----------------------

    The fair values of Derivative Transactions entered into under master agreements and other arrangements that provide the Company, in its opinion, with an enforceable right of setoff in the event of bankruptcy and default by the counterparty are presented on a net basis in the balance sheets. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased are reported, subject to the Company's netting policy, as assets in "Derivative Transactions." Similarly, the fair value of swap and forward agreements in a loss position, as well as options written are reported, subject to the Company's netting policy, as liabilities in "Derivative Transactions." Derivative Transactions reported as assets are principally obligations of major international financial institutions, primarily banks, which are rated single A or better by at least one internationally recognized rating agency.

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

    While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be affected by changes in interest rates or foreign exchange rates.

    The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing a Derivative Transaction in a gain position, net of collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis. As of November 28, 1997 and May 29, 1998, the Company's aggregate Credit Exposure in respect of Derivative Transactions was approximately $152 million and approximately $128 million, respectively.

                                    Continued
                                      - 9 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


    The Company limits its Credit Exposure by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. Treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $4.8 million related to Derivative Transactions as at May 29, 1998.

    The Company also limits its Credit Exposure by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of certain of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 7).

    A summary of the notional or contractual amounts (U.S. dollars in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional amount is not a measure of market or credit risk.

                                                NOVEMBER 28, 1997       MAY 29, 1998
                                                -----------------       ------------
   Non-affiliates
     Interest rate swap agreements                   $5,809                $4,681
     Currency options written                         1,115                   812
     Currency options purchased                         384                   321
     Interest rate options written                    1,471                 1,117
     Interest rate options purchased                  1,787                 1,549
     Currency and other swap agreements                 162                   162
     Foreign currency forwards                        1,552                   201
     Equity options purchased                            84                   104

   Affiliates
     Interest rate swap agreements                   $8,003                $6,361
     Currency options written                           396                   321
     Currency options purchased                       1,103                   812
     Interest rate options written                    1,792                 1,525
     Interest rate options purchased                  2,031                 1,710
     Currency and other swap agreements                 893                   789
     Foreign currency forwards                        1,535                   186


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

    As described in Note 1, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative


                                    Continued
                                     - 10 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


    Transactions as of November 28, 1997 and May 29, 1998 and the average monthly fair values of such instruments for the fiscal year ended November 28, 1997 and the six fiscal months ended May 29, 1998 are as follows:

(U.S. dollars in millions)             AS OF NOVEMBER 28, 1997          AS OF MAY 29, 1998
                                      -------------------------      -------------------------
                                      Assets        Liabilities      Assets        Liabilities
                                      ------        -----------      ------        -----------
   Derivative Transactions
         Non-affiliates               $173.0          $154.0          $150.8          $129.7
         Affiliates                     19.6             0.0            11.2             0.0

                                               Average Monthly Fair Value
                                               (U.S. dollars in millions)

                                     TWELVE FISCAL MONTHS ENDED       SIX FISCAL MONTHS ENDED
                                           NOVEMBER 28, 1997                 MAY 29, 1998
                                      -------------------------      -------------------------
                                      Assets        Liabilities      Assets        Liabilities
                                      ------        -----------      ------        -----------
   Derivative Transactions
         Non-affiliates               $175.1          $131.2         $161.1           $135.8
         Affiliates                     14.0             0.0           11.6              0.0


4.  RELATED PARTY TRANSACTIONS:
    --------------------------

    In the ordinary course of business, the Company enters into hedging and performance guarantee transactions with affiliates. Substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

    As of May 29, 1998, the Company had $434 thousand of cash deposited in a brokerage account with an affiliate.

    During 1997, the Company paid approximately $702 thousand to an affiliate pursuant to an origination agreement for services rendered in connection with the issuance of certain of the Company's medium-term notes. The Company has deferred and is amortizing this cost over the lives of the related notes.

    In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed-upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates at market rates. In aggregate, for the six fiscal months ended May 30, 1997 and May 29, 1998, approximately $84 thousand and $133 thousand, respectively, were charged for such services.

5.  INVESTMENT IN AFFILIATE:
    -----------------------

    The Company owns an approximate 2% general partnership interest in GS Financial Products International, L.P. ("FPI") and an additional indirect limited partnership interest in FPI. The Company accounts for its investment in FPI under the equity method because it is not the managing general partner of FPI.

                                    Continued
                                     - 11 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

    FPI is engaged in a business similar to that of the Company. As of May 29, 1998, its assets consist principally of cash and cash equivalents and equity securities of entities organized under Japanese law. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of May 29, 1998, FPI had total liabilities of $160 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

    As of May 29, 1998, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc., S&P and Fitch, respectively.

    FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

                         Selected financial data for FPI
                           (U.S. dollars in millions)


                                                              MAY 29, 1998
                                     NOVEMBER 28, 1997         (UNAUDITED)
                                     -----------------        ------------

    Total assets                           $229                   $189
    Total liabilities                       197                    160
    Partners' capital                        32                     29

6.  LONG-TERM BORROWINGS:
    --------------------

    The Company has issued both principal protected and non-principal protected Medium-Term Notes ("Notes"). The payments on the Notes are determined by reference to the performance of a single equity security or an equity index. The Company's obligations to the holders of the Notes will fluctuate based on the closing price of the applicable equity security or equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of the Company's outstanding Notes linked to a single stock in one case allow, and in the other case require, the holder to exchange the Notes into an amount of the underlying security. Hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes.

    The Company has bifurcated, where applicable, the proceeds from the Notes into the underlying principal component and the embedded Derivative Transactions. The amounts allocated to the principal component will accrete, under the effective interest rate method, to the stated principal amount over time. The embedded Derivative Transactions are recorded at estimated fair value.

    The Company has purchased equity securities and exchange traded options and has entered into various Derivative Transactions with affiliates to eliminate its market risk on the Notes. (See Note 3 for a discussion of Credit Exposure on Derivative Transactions.) The fixed interest rates on Notes linked to an equity index have been effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative
    Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the six fiscal months ended May 29, 1998, interest expense on Notes linked to a single stock was $3.2 million, which was primarily offset by amounts recorded in interest income. As discussed in Note 1,

                                    Continued
                                     - 12 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

    securities owned are recorded at fair value and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at estimated fair value.


                                                                   NOVEMBER 28, 1997      MAY 29, 1998
                                                                   -----------------      ------------
    Nikkei Indexed Notes due December 22, 2000(1)                      $ 52,008              $ 53,942

    S&P Enhanced Stock Index Growth Notes due August 9,                 94,380                105,988
    2002(2)

    7% Mandatorily Exchangeable Notes due July 23, 1999(3)              16,808                12,021
    (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.)

    3% Citicorp Exchangeable Notes due August 28, 2002(4)               113,293               120,215
                                                                        -------               -------
                                                                       $276,489              $292,166
                                                                        =======               =======

(1) The $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value includes an embedded written option to the note holders of $19.0 million as at November 28, 1997 and $19.9 million as at May 29, 1998.

(2) The $73 million face amount of S&P Enhanced Stock Index Growth Notes are principal protected and have no stated coupon. The carrying value includes an embedded written option to the note holders of $40.1 million as at November 28, 1997 and $49.9 million as at May 29, 1998.

(3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial principal amount of $40.8 million, which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. The principal repayment amount will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and, accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The ability of the note holders to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. The carrying value includes the embedded Derivative Transactions of ($29.4) million as at November 28, 1997 and ($32.6) million as at May 29, 1998.

(4) The $120 million face amount of Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the note holders at the rate of 1,455 shares of Citicorp common stock per increment. In addition, the Notes are redeemable by the Company at various times after September 14, 1999 at the face amount, plus accrued interest, if the note holders have not exercised their exchange option. The carrying value includes of the embedded Derivative Transactions, net of $8.6 million as at November 28, 1997 and $16.4 million as at May 29, 1998.

    Including the impact of the Derivative Transactions, the weighted average interest rate for the Notes was 5.49% as of May 30, 1997 and 4.82% as of May 29, 1998.

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

    The assets of the Corporate General Partner consist principally of cash. The Corporate General Partner had assets of approximately $2.8 million and equity of approximately $2.2 million as of November 28, 1997 and May 29, 1998.

                                    Continued
                                     - 13 -

                        GS FINANCIAL PRODUCTS U.S., L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

8.  INCOME TAXES:
    ------------

    The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the three fiscal months and the six fiscal months ended May 30, 1997 and May 29, 1998, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.


                                    Continued
                                     - 14 -

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    GS Financial Products U.S., L.P. (the "Company") is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of derivative transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Derivative Transactions entered into or guaranteed by the Company consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. In addition, from time to time the Company issues structured notes.

    At May 29, 1998, the Company had entered into or guaranteed $16.9 billion notional amount of interest rate swaps and options, $3.6 billion notional amount of currency options, forwards and swaps and $0.1 billion notional amount of equity options with a total of 60 counterparties.

    In general, the Company refers to transactions where all of its payment obligations or delivery obligations can be met from cash flow or delivery obligations from one or more transactions in its portfolio as being "hedged". It is important to note in this regard that the Company hedges its cash flow on a portfolio basis, not on a transaction by transaction basis. Accordingly, any particular payment or delivery obligation under a transaction may not be offset with a single corresponding transaction.

    Substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $11.7 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third-party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

    As of May 29, 1998, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $292 million. The Company expects to continue to issue equity-linked Medium-Term Notes in the future. The Company intends to utilize most of the proceeds received from such issuances to acquire shares of common stock, purchase exchange-traded and over-the-counter options and enter into interest rate and equity-linked swaps with affiliates to hedge its obligations under the Notes. The remainder of the proceeds from each issuance will be added to the Company's working capital to support its operating activities.

    Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first two fiscal quarters of 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the third quarter of Fiscal 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the review.

    As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can distinguish between the year 2000 and the year 1900. Systems that do not recognize the year 2000 could generate erroneous data or fail.

    The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software failures. As discussed under Footnote 4 to the condensed financial statements included in this Form 10-Q (Related Party Transactions), the Company's administrative services are provided through a custodian agreement. As a result, the Company is relying on Group and its affiliates to address the Year 2000 issue properly. The Company has been advised by Group that Group and its affiliates have assessed the computer systems on which the Company relies and have established a process for evaluating and managing the risks associated with this problem. Based on this advice, the Company currently does not expect that the Year 2000 issue will have a material adverse effect on its financial position, results of operations or cash flows.

    RESULTS OF OPERATIONS

    Changes in the Company's revenues are highly dependent on the volume, term and type of new transactions originated. Derivative Transactions are recorded at their estimated fair value. As a result, a substantial portion of the intermediation profit from new Derivative Transactions may be recognized upon entering into such transactions. Hence, the Company's profitability may be extremely variable from quarter to quarter, depending on the volume, term and type of origination.

    Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of May 29, 1998, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

    Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of May 29, 1998 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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

    Certain of the Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the three fiscal months and the six fiscal months ended May 29, 1998 and May 30, 1997 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

    THREE FISCAL MONTHS ENDED MAY 29, 1998 VERSUS THREE FISCAL MONTHS ENDED MAY 30, 1997

    As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" above, Group has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business. Since the commencement of this review, the Company has not entered into nor guaranteed any new Derivative Transactions. This lack of activity by the Company has negatively affected the Company's results of operations in the first two fiscal quarters of 1998 relative to the same fiscal quarters of the prior year.

    For the fiscal quarter ended May 29, 1998, the Company reported revenues net of interest expense of $2.3 million, consisting principally of net interest income. This represented a decrease in reported revenues net of interest expense of 22% compared to the fiscal quarter ended May 30, 1997. During the period, the Company did not enter into or guarantee any new Derivative Transactions due to the aforementioned review by Group. The Company incurred interest expense of $3.3 million during the fiscal quarter ended May 29, 1998.

    For the three fiscal months ended May 30, 1997, the Company reported revenues net of interest expense of $2.9 million, which consisted principally of intermediation profits of $1.6 million and net interest income of $1.3 million. During the three fiscal months ended May 30, 1997, the Company entered into or guaranteed 144 Derivative Transactions with non-affiliates and 147 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $4.2 billion, which resulted in initial intermediation profit of $1.0 million. The remainder of intermediation profit for the three fiscal month period ended May 30, 1997 resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $1.6 million during the three fiscal months ended May 30, 1997.

    Interest income for the fiscal quarter ended May 29, 1998 was $5.5 million or 91% more than the same fiscal period of the previous year, primarily as a result of a larger cash and cash equivalents balance. As a result of the aforementioned review by Group, the Company did not earn any initial intermediation profit during the fiscal quarter ended May 29, 1998. Other intermediation profit was $13 thousand for the fiscal quarter ended May 29, 1998 compared to other intermediation profit of $0.6 million in the fiscal quarter ended May 30, 1997. Other intermediation profit of $13 thousand for the three fiscal months ended May 29, 1998 principally reflected the recognition of performance fees offset, to a large extent, by a decrease in the present value of the expected cash flows from the Company's portfolio. The decrease in other intermediation profit from the three fiscal months ended May 30, 1997 to the three fiscal months ended May 29, 1998 of approximately $.6 million was due to a reduction in the Company's net investment in Derivative Transactions as well as the lack of new business due to the review indicated above. Interest expense of $3.3 million for the fiscal quarter ended May 29, 1998 increased significantly from the $1.6 million incurred in the same fiscal period in 1997. This increase was the result of the increase in the long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 4.79% for the fiscal quarter ended May 29, 1998, as compared to 5.58% for the fiscal quarter ended May 30, 1997.

    Operating expenses for the three fiscal months ended May 29, 1998 were $306 thousand, compared to $137 thousand in the fiscal quarter ended May 30, 1997. Fees and expense reimbursement to Group affiliates included within operating expenses were $95 thousand and $42 thousand for the fiscal quarters ended May 29, 1998 and May 30, 1997, respectively. Other operating expenses were $211 thousand and $95 thousand for the three fiscal month periods ended May 29, 1998 and May 30, 1997, respectively. The increase in operating expenses was primarily due to an increase in the level of legal and accounting expenses incurred by the Company relating to the aforementioned review and amortization of debt issuance costs.

    Net income of $1.9 million for the fiscal quarter ended May 29, 1998 decreased by 30% or $0.8 million from the fiscal quarter ended May 30, 1997 net income of $2.7 million. This decrease was primarily due to the lack of activity described above. Total assets as of May 29, 1998 were $581 million, consisting principally of Derivative Transactions, cash and cash equivalents, and securities owned.

    SIX FISCAL MONTHS ENDED MAY 29, 1998 VERSES SIX FISCAL MONTHS ENDED MAY 30, 1997

    For the six fiscal months ended May 29, 1998, the Company reported revenues net of interest expense of $4.7 million, consisting principally of net interest income of $4.5 million. This represented a decrease in reported revenues net of interest expense of 39% compared to the six fiscal months ended May 30, 1997. During the period, the Company did not enter into or guarantee any new Derivative Transactions due to the review by Group described above. The other intermediation profit for this period principally resulted from the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties. The Company incurred interest expense of $6.6 million during the six fiscal months ended May 29, 1998.

    For the six fiscal months ended May 30, 1997, the Company reported revenues net of interest expense of $7.8 million, which consisted principally of intermediation profits of $6.0 million and net interest income of $1.8 million. During the six fiscal months ended May 30, 1997, the Company entered into or guaranteed 277 Derivative Transactions with non-affiliates, and 282 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $7.8 billion, which resulted in initial intermediation profit of $4.0 million. The remainder of intermediation profits for this period resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $3.2 million during the six fiscal months ended May 30, 1997.

    Interest income of $11.1 million for the first six fiscal months ended May 29, 1998 increased by $6.1 million or 122% over the six fiscal months ended May 30, 1997 due to higher cash and cash equivalent balances. Initial intermediation profit decreased from $4.0 million for the six months ended May 30, 1997 to zero for the six months ended May 29, 1998 due to the lack of new transactions entered into during such period as a result of the aforementioned review by Group. Other intermediation profit decreased $1.8 million to $231 thousand for the six fiscal months ended May 29,1998 compared to other intermediation profit of $2.0 million in the six fiscal months of 1997. Other intermediation profit of $231 thousand for the six fiscal months ended May 29, 1998 reflected the recognition of performance guarantees offset by a decrease in the present value of the expected surplus cash flows from the Company's portfolio. The decrease in other intermediation profit from the six fiscal months ended May 30, 1997 to the six fiscal months ended May 29, 1998 principally reflects a decrease in the average net investment in Derivative Transactions. Interest expense of $6.6 million for the six fiscal months ended May 29, 1998 increased significantly from the $3.2 million incurred in the same fiscal period in 1997 as a result of the increase in long term debt outstanding. The effective weighted average interest rate for long term borrowings was 4.82% for the six months ended May 29 1998.

    Operating expenses for the six fiscal months ended May 29 ,1998 were $683 thousand, compared to $316 thousand in the six fiscal months ended May 30, 1997. Fees and expense reimbursement to Group affiliates within operating expenses were $133 thousand and $84 thousand for each of the six fiscal month periods ended May 29 ,1998 and May 30, 1997. Other operating expenses were $550 thousand and $232 thousand for the six fiscal months periods ended May 29, 1998 and May 30, 1997, respectively, and consisted principally of legal, accounting and rating agency fees. The increase in operating expenses was primarily due to an increase in the level of legal and accounting expenses incurred by the Company relating to aforementioned review and amortization of debt issuance costs.

    Net income of $3.9 million for the six fiscal months ended May 29, 1998 decreased by 45% or $3.2 million from the six fiscal months ended May 30, 1997 net income of $7.1 million. Total assets as of May 29, 1998 were $581 million, consisting principally of Derivative Transactions, cash and cash equivalents and securities owned.

    Net cash provided by operating activities during the six months ended May 29, 1998 was $10.1 million, which primarily reflected receipts of cash which reduced the Company's net investment in Derivative Transactions. In comparison, for the six fiscal months ended May 30, 1997 net cash provided by operating activities was $76.8 million which primarily reflected receipts exceeding payments on Derivative Transactions, including the receipt of certain payments under Derivative Transaction with affiliates, prior to their original maturity.

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

    In certain circumstances, the Company may reduce its credit exposure to a counterparty by requiring that the counterparty deposit margin or collateral. When accepting margin or collateral, the Company generally accepts only high quality marketable securities (e.g., U.S. Treasury bonds or notes and securities issued or backed by U.S. governmental agencies). The Company calculates credit exposure net of collateral when it believes that it has a perfected security interest in such collateral under an enforceable agreement.

    The composition, at November 29, 1996, November 28, 1997 and May 29, 1998, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., any collateralized portion of Derivative Transactions reported as assets and any Derivative Transactions structured on a limited recourse basis.) At November 29, 1996, November 28, 1997 and May 29, 1998, the Company's counterparties consisted largely of banks located in Europe, North America and Japan, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

                                             Current Credit Exposure - By S&P Rating of Obligor:
                                                          (U.S. dollars in millions)


                                  NOVEMBER 29, 1996             NOVEMBER 28, 1997               MAY 29, 1998
                              -----------------------         ---------------------        -----------------------
S&P Rating:                      $              Percent          $           Percent         $             Percent
-------------------           ------            -------       ------         -------       ------          -------
   AAA                        $125.3             34.0 %       $127.8          28.8 %       $124.9           29.1 %
   AA+                          10.0              2.7           77.1          17.4           63.1           14.7
   AA                           31.9              8.7           70.4          15.9           31.5            7.3
   AA-                          23.6              6.4           33.2           7.5          121.4           28.2
   A+                           84.1             22.8           86.1          19.4           54.0           12.6
   A                            48.8             13.2           11.0           2.5            8.1            1.9
   A-                           45.1             12.2           37.1           8.4           18.2            4.2
   Below A-                      0.0              0.0            0.3           0.1            8.6            2.0
                              ------            ------        ------         -----         ------          -----
         Total                $368.8            100.0 %       $443.0         100.0 %       $429.8          100.0 %
                               =====            ======         =====         =====         ======          =====


                                        Current Credit Exposure - By Country of Obligor's Headquarters:
                                                           (U.S. dollars in millions)


                                  NOVEMBER 29, 1996             NOVEMBER 28, 1997               MAY 29, 1998
                               ----------------------        ----------------------        ---------------------

Country:                          $           Percent           $           Percent          $           Percent
-------------------            ------         -------        ------         -------        ------        -------
  U.S.                         $178.7           48.4 %       $253.2          57.2 %        $230.8          53.7%
  Switzerland                    28.3            7.7           70.3          15.9            51.3          11.9
  France                         65.5           17.7           58.6          13.2            36.6           8.5
  Germany                         6.9            1.9           36.9           8.3            60.3          14.0
  Japan                          69.7           18.9           24.0           5.4            12.1           2.8
  Netherlands                    17.6            4.8            0.0           0.0            38.1           8.9
  Other                           2.1            0.6            0.0           0.0             0.6           0.2
                                -----          -----          -----         -----           -----         -----
                  Total        $368.8          100.0 %       $443.0         100.0 %        $429.8         100.0 %
                                =====          =====          =====         =====           =====         =====


                                               Current Credit Exposure - By Obligor Industry:
                                                         (U.S. dollars in millions)


                                    NOVEMBER 29, 1996           NOVEMBER 28, 1997                MAY 29, 1998
                                  ----------------------      ----------------------        ----------------------
Industry:                             $          Percent          $          Percent          $           Percent
                                  ------         -------      ------         -------        ------        -------
  Banks                           $257.7          69.9 %      $336.5          76.0 %        $323.7          75.3%
  Financials                        43.3          11.7          60.2          13.5            36.0           8.4
  Industrials                       48.4          13.1          28.7           6.5            28.4           6.6
  Government Agencies               19.4           5.3          17.6           4.0            41.7           9.7
                                   -----         -----         -----         -----          ------         -----
          Total                   $368.8         100.0 %      $443.0         100.0 %        $429.8          100.0 %
                                   =====         =====         =====         =====          ======         ======

    The Company has entered into and expects to continue to enter into transactions with FPI or Goldman Sachs Capital Markets, L.P. ("GSCM"), (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. At May 29, 1998, the Company had $13.5 million of credit exposure to FPI and GSCM, collectively, as a result of hedging and guaranteeing transactions. Due to the level of credit exposure to Group or its affiliates at May 29, 1998, the

    Company does not believe that financial information with respect to Group is material to investors in the Company's debt securities.

    The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. At May 29, 1998, the Company had no credit exposure net of collateral exceeding 10% of its total assets to any counterparty. The Company's largest credit exposure to any one counterparty was $51 million, or 8.8% of total assets, to Union Bank of Switzerland which was rated AA+ by S&P at May 29, 1998. The Company currently does not anticipate any loss as a result of its credit exposures. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposures excessive.

    As of May 29, 1998, the Company was a party to Derivative Transactions with a notional amount of $20.7 billion. Of these, $5.2 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional amount is not a measure of market or credit risk.

                                               Notional Amount of Derivative Transactions with
                                                  Potential Credit Exposure - By Maturity:
                                                         (U.S. dollars in millions)


                                 November 29, 1996           November 28, 1997               May 29, 1998
                             ------------------------      ----------------------       ----------------------
                                 $            Percent          $          Percent           $          Percent
                             -------          -------      -------        -------       -------        -------
1995-1996                    $   850            3.6 %      $     0          0.0 %       $     0          0.0 %
1997-1999                     12,918           54.0          8,374         40.1           5,765         37.2
2000-2002                      3,000           19.5          4,278         21.5           3,129         20.2
2003-2005                      4,220           10.7          3,621         17.4           2,476         16.0
2006-2021                      2,895           12.2          4,580         22.0           4,122         26.6
                              ------          ------        ------        -----          ------        -----
         Total               $23,883          100.0 %      $20,853        100.0 %       $15,492        100.0 %
                              ======          ======        ======        ======         ======        =====


                                               Notional Amount of Derivative Transactions With
                                          Potential Credit Exposure - By Credit Quality of Obligor:
                                                         (U.S. dollars in millions)


                                November 29, 1996             November 28, 1997              May 29, 1998
                            -------------------------     -------------------------    ------------------------
S&P Rating:                     $             Percent        $              Percent       $             Percent
                            --------          -------     -------           -------    -------          -------
    AAA                     $  2,727           11.4 %     $  3,415          16.4 %     $  1,989          12.8 %
    AA+                          472            2.0            239           1.1            445           2.9
    AA                           696 (a)        2.9            303           1.5            300           1.9
    AA-                        1,133            4.7            438           2.1             50           0.3
    A+                           274            1.1             66           0.3            685           4.4
    A                          1,465            6.1          1,112           5.3            637           4.1
    A-                         1,088            4.6          1,552           7.4            815           5.3
    Below A-                     290 (a)        1.2            114 (a)       0.6            712 (a)       4.6
    Affiliates                15,738           66.0         13,614          65.3          9,859          63.7
                              ------          -----         ------         -----         ------         -----
         Total               $23,883          100.0 %      $20,853         100.0 %      $15,492         100.0 %
                              ======          =====         ======         =====         ======         =====

(a) Includes Derivative Transactions which are collateralized in part and therefore reflect reduced credit exposure.

                                          Notional Amount of Derivative Transactions With Potential
                                            Credit Exposure - By Principal Underlying Index Type:
                                                         (U.S. dollars in millions)


                                   November 29, 1996            November 28, 1997              May 29, 1998
                                -----------------------       ----------------------      ----------------------
                                    $           Percent           $         Percent          $          Percent
                                -------         -------       -------       -------       -------       -------
Interest rate                   $19,910          83.4 %       $16,498        79.1 %       $13,361        86.2 %
Currency                          3,923          16.4           4,271        20.5           2,027        13.1
Other                                50           0.2              84         0.4             104         0.7
                                 ------         -----          ------       -----          ------       -----
         Total                  $23,883         100.0 %       $20,853       100.0 %       $15,492       100.0 %
                                 =======        ======         ======       ======         ======       =====

    The various currencies and their respective notional amounts, expressed in U.S. dollars, to be exchanged under currency options and currency swaps outstanding at May 29, 1998 were U.S. dollars ($628 million), Japanese yen (approximately $219 million), British pounds (approximately $123 million), Dutch guilders (approximately $251 million), European currency units (approximately $326 million), German marks (approximately $240 million), Italian lire (approximately $145 million), French francs (approximately $65 million), and Argentine pesos (approximately $30 million).

    The fair values of Derivative Transactions as of November 28, 1997 and May 29, 1998 and the average monthly fair values of such instruments for the fiscal year ended November 28, 1997 and the fiscal six months ended May 29, 1998, are as follows:

                                          As of November 28, 1997              As of May 29, 1998
                                        --------------------------          -------------------------
                                        Assets         Liabilities          Assets        Liabilities
                                        ------         -----------          ------        -----------
(U.S. DOLLARS IN MILLIONS)

Derivative Transactions
      Non-affiliates                    $173.0            $154.0            $150.8           $129.7
      Affiliates                          19.6               0.0              11.2              0.0


                                                       Average Monthly Fair Value
                                                       (U.S. dollars in millions)


                                         Twelve fiscal months ended           Six fiscal months ended
                                              November 28, 1997                     May 29, 1998
                                        ----------------------------       -----------------------------
                                        Assets           Liabilities       Assets            Liabilities
                                        ------           -----------       ------            -----------
Derivative Transactions
      Non-affiliates                    $175.1              $131.2         $161.1               $135.8
      Affiliates                          14.0                 0.0           11.6                  0.0

    The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if FPI were insolvent. At May 29, 1998, FPI had total liabilities of $160 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet the obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

    As of May 29, 1998, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc., Standard & Poor's Ratings Group ("S&P") and Fitch IBCA, Inc. ("Fitch"), respectively.

    At May 29, 1998, the Company had $301.5 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company has made, in the past, and anticipates that, in the future, it will make distributions to its partners. However, such distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

    The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective "shelf" registration statement that initially covered $500 million of Medium-Term Notes. As of May 29, 1998, the Company had $266 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 indexed Notes due December 22, 2000; $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002; approximately $41 million initial principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) ("Oxford"); and $120 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 ("Citicorp"). The single stock related Note issuances (i.e., Oxford and Citicorp) are an integral part of individually structured Derivative Transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of the Company's outstanding Notes linked to a single stock in one case allow, and in the other case require, the holder to exchange the Notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange-traded options to eliminate its market risk on the Notes. Hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes. The Company intends to continue to issue equity-linked Medium-Term Notes in the future. As a result, the Company's leverage will increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

    As of May 29, 1998, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $8.2 million) and shares of common stock of Citicorp (fair value approximately $104.3 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of the Oxford and Citicorp Notes, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citicorp common stock.

    Partners' capital is not subject to withdrawal or redemption on demand by the partners. All net income during the six month periods ending May 30, 1997 and May 29, 1998, respectively, was retained in partners' capital. At May 29, 1998, the Company had $152 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

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

    The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions and the solicitation of new business. The failure of the relevant Group affiliate to perform those functions could prevent the Company from entering into new business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the Company's reliance upon Group and its affiliates with respect to the Year 2000 issue.

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

    The Company expects to make profits, if any, principally from the spread between hedge transactions, which spread is expected to be a small percentage of the notional amount of such transactions. The size of the spread between transactions is subject to market forces and may be materially adversely affected by competitive or other economic conditions.

    The Company's long-term debt and counterparty credit risk have been rated in the highest categories by S&P and Fitch (the "Rating Agencies"). A change in the Company's ratings would materially adversely affect its ability to compete successfully. The Company's ratings may be changed or withdrawn at any time by either of the Rating Agencies, based upon factors selected solely by the Rating Agencies.

PART II: OTHER INFORMATION
--------------------------

ITEM 1:  LEGAL PROCEEDINGS

No litigation was commenced against the Company through May 29, 1998.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5:  OTHER INFORMATION

On June 15, 1998, Group announced that its Executive Committee had unanimously decided to propose an initial public offering of the firm, that certain limited partners had expressed overwhelming support for such a proposal and that the firm expected to submit a detailed plan for the partnership's consideration in the summer of 1998. If approved, such an offering would likely occur in the fall of 1998. While the details of the offering plan have not been determined, such a plan is likely to involve a reorganization of Group into corporate form with the corporate successor assuming the liabilities and obligations of Group. It is not certain whether an initial public offering and reorganization will occur, what the timing or terms of any such transactions would be or whether any such offering and reorganization will have any effect on any debt securities of the Company.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

12.1 Statement re computation of ratios of earnings to fixed charges

27.1 Financial Data Schedule

         (b) Reports on Form 8-K

None filed during the fiscal quarter ended May 29, 1998.

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




                                     GS FINANCIAL PRODUCTS U.S., L.P.
                                     acting by its general partner, GS Financial
                                     Products US Co.



Date: July 13, 1998                  By: /s/ Greg Swart
                                        --------------------------------------
                                        Greg Swart
                                        President, Principal Financial Officer
                                        and Principal Accounting Officer

                                        For and on behalf of GS Financial
                                        Products US Co., managing general
                                        partner of GS Financial Products U.S.,
                                        L.P.