Form 10-Q
period 1998-08-28
GS FINANCIAL PRODUCTS US LP
filed 1998-10-13
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934.


For the quarterly period ended August 28, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.

For the transition period             to
                          --------       --------

                        Commission File Number: 000-25178

                        GS FINANCIAL PRODUCTS U.S., L.P.
             (Exact name of registrant as specified in its charter)


                 CAYMAN ISLANDS                                   52-1919759
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
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X    No
                                            -----    ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                         ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date N/A.
                                               -------



                             DATED OCTOBER 12, 1998

GS FINANCIAL PRODUCTS U.S., L.P.
FORM 10-Q


PART  I: FINANCIAL INFORMATION                                                                        Page No.

Item 1:  Financial Statements (Unaudited):

         Condensed Statements of Income for the Three Fiscal Months and Nine Fiscal Months
              Ended August 29, 1997 and August 28, 1998                                                  3

         Condensed Balance Sheets as of November 28, 1997 and
              August 28, 1998                                                                            4

         Condensed Statement of Changes in Partners' Capital for the Nine
              Fiscal Months Ended August 28, 1998                                                        5

         Condensed Statements of Cash Flows for the Nine Fiscal Months
              Ended August 29, 1997 and August 28, 1998                                                  6

         Notes to the Condensed Financial Statements                                                     7


Item 2:  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                 16

         Liquidity and Capital Resources                                                                20

Item 3:  Not Applicable


PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                                              31

Item 4:  Submission of Matters to a Vote of Security Holders                                            31

Item 5:  Other Information                                                                              31

Item 6:  Exhibits and Reports on Form 8-K                                                               31

Signature                                                                                               31

PART I: FINANCIAL INFORMATION


                        GS FINANCIAL PRODUCTS U.S., L.P.
                         CONDENSED STATEMENTS OF INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------



                                            FOR THE THREE FISCAL MONTHS ENDED    FOR THE NINE FISCAL MONTHS ENDED
                                           -----------------------------------  -----------------------------------
                                            AUGUST 29, 1997    AUGUST 28, 1998   AUGUST 29, 1997    AUGUST 28, 1998
                                            ---------------    ---------------   ---------------    ---------------
REVENUES:

Intermediation profit (loss)                    $3,659            $   (59)           $9,627            $   172

Interest                                         3,409              6,063             8,416             19,226

Equity in earnings (loss) of affiliate               8                 (2)              (19)               (14)
                                                ------             -------           -------            -------

           Total revenues                        7,076              6,002            18,024             19,384

Interest expense                                 1,951              4,137              5,154            12,791
                                                ------             ------            -------            ------

 Revenues, net of interest expense               5,125              1,865            12,870              6,593

EXPENSES:

Operating                                          238                247               554                930
                                                ------             ------            ------             ------

Income before taxes                              4,887              1,618            12,316              5,663

Income taxes                                       195                 66               493                227
                                               -------           --------         ---------           --------

           Net Income                           $4,692             $1,552           $11,823            $ 5,436
                                                 =====              =====            ======             ======












The accompanying notes are an integral part of the unaudited condensed financial statements.


                        GS FINANCIAL PRODUCTS U.S., L.P.
                            CONDENSED BALANCE SHEETS
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                           NOVEMBER 28, 1997    AUGUST 28, 1998
                                                           -----------------    ---------------
ASSETS:

Cash and cash equivalents (Note 2)                              $291,375             $302,341

Securities owned, at fair value (Note 3)                          95,185               82,856

Derivative Transactions, at fair value (Notes 2, 4 & 5):

       Affiliate                                                  19,561               14,112

       Non-affiliate                                             172,956              133,905

Investment in affiliate (Note 6)                                     780                  687

Other assets                                                       1,826                  992
                                                                 -------              -------

                                 Total assets                   $581,683             $534,893
                                                                 =======              =======


LIABILITIES AND PARTNERS' CAPITAL:

Current portion of long-term borrowings (Note 7)                                       $1,876

Derivative Transactions, at fair value (Notes 2, 4 & 5):

       Non-affiliate                                            $153,983              110,546

Long-term borrowings (Note 7)                                    276,489              265,320

Other liabilities and accrued expenses                             3,090                3,658
                                                                 -------              -------

                                 Total liabilities               433,562              381,400



Commitments and contingencies (Note 6)



PARTNERS' CAPITAL:

       Limited Partners                                          147,373              152,718

       General Partner                                               748                  775
                                                                 -------              -------

                    Total partners' capital                      148,121              153,493
                                                                 -------              -------



            Total liabilities and partners' capital             $581,683             $534,893
                                                                 =======              =======







The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
               CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE NINE FISCAL MONTHS ENDED AUGUST 28, 1998
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                GENERAL                  LIMITED                    TOTAL
                                           PARTNER'S CAPITAL        PARTNERS' CAPITAL         PARTNERS' CAPITAL
                                           -----------------        -----------------         -----------------

Balance, November 28, 1997                       $748                    $147,373                  $148,121

Net Income                                         27                       5,409                     5,436

Translation adjustment                              0                         (64)                      (64)
                                                 ----                    --------                   -------

Balance, August 28, 1998                         $775                    $152,718                  $153,493
                                                  ===                     =======                   =======




















The accompanying notes are an integral part of the unaudited condensed financial statements.



                                         GS FINANCIAL PRODUCTS U.S., L.P.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                            (U.S. dollars in thousands)
                                                    (Unaudited)
                                                     ---------

                                                                           FOR THE NINE FISCAL MONTHS ENDED
                                                                           --------------------------------
                                                                        AUGUST 29, 1997          AUGUST 28, 1998
                                                                        ---------------          ---------------
Cash flows from operating activities:

    Net Income                                                            $    11,823                 $    5,436

    Adjustments to reconcile net income to net cash provided by operating activities:

      Equity in loss of affiliate                                                  19                         14

      Unrealized depreciation on securities owned                               5,972                      7,569

      Increase (decrease) in long-term borrowings due to                       18,749                     (2,223)
         embedded derivative transactions, net

(Increases) Decreases in operating assets:

    Derivative Transactions, at fair value:

      Affiliate                                                               (42,986)                     5,449

      Non-affiliate                                                            61,078                     39,051

    Other assets                                                                 (568)                       834

(Decreases) Increases in operating liabilities:

    Derivative Transactions, at fair value:

      Affiliate                                                                (4,157)                         0

      Non-affiliate                                                            46,057                    (43,437)

    Other liabilities and accrued expenses                                     (4,204)                       583
                                                                             ---------                    -------

Net cash provided by operating activities                                      91,783                     13,276

Cash flows from investing activities:

     Purchases of securities owned                                           (136,797)                         0

     Sales of securities owned                                                      0                      4,760
                                                                             ---------                    -------

Net cash (used in) provided by investing activities                          (136,797)                     4,760

Cash flows from financing activities:

     Issuance of long term borrowings                                         160,797                          0

     Repurchase of long term borrowings                                             0                     (7,070)
                                                                             ---------                    -------

Net cash provided by (used in) financing activities                           160,797                     (7,070)
                                                                             ---------                    -------

Net increase in cash and cash equivalents                                     115,783                     10,966
                                                                             ---------                    -------

Cash and cash equivalents, beginning of period                                141,550                    291,375
                                                                             ---------                   --------

Cash and cash equivalents, end of period                                     $257,333                   $302,341
                                                                             ========                    =======


Supplemental disclosure of cash flow information:

    Interest paid                                                          $    3,100                 $    8,417

    Income taxes paid                                                             155                        210

The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

1.   DESCRIPTION OF BUSINESS:
     -----------------------
     The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including a related party) wish to enter into one or more Derivative
     Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk (as described under Derivative Transactions -- see Note 4). In addition, from time to time, the Company issues structured notes (see Note 7).

     Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first three fiscal quarters of 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the fourth fiscal quarter of 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the findings of the review.

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


2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

     BASIS OF PRESENTATION

     The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal years ended November 29, 1996 and November 28, 1997, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1997. Results for the nine fiscal month periods presented are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

     The condensed balance sheet data as of November 28, 1997 was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

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

     Certain prior period amounts have been adjusted to conform with the August 28, 1998 presentation.

     CASH AND CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments and include time deposits at banks with original maturities of three months or less.

     FINANCIAL INSTRUMENTS

     The Company's Derivative Transactions and securities owned are recorded on a trade date basis.

     Securities owned are recorded at their fair value. Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such intermediation profit amounts were $3.0 million and $7.0 million for the three fiscal months and the nine fiscal months ended August 29, 1997, respectively. The Company did not recognize such intermediation profit for the three fiscal months and the nine fiscal months ended August 28, 1998 because it did not enter into any new transactions due to the aforementioned review.

     The other intermediation profit for the three and the nine fiscal months ended August 29, 1997 resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges). The other intermediation loss for the three fiscal months ended August 28, 1998 was principally attributable to expenses relating to the early termination of a Derivative Transaction related to the repurchase and retirement of 67% of the 7% Mandatorily Exchangeable Notes due July 23, 1999 (see Note 7) and from a decrease in the present value of the expected cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). These losses were offset in part by amortization of performance guarantee fees. The other intermediation profit for the nine fiscal months ended August 28, 1998 was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties.

     Fair value for all securities owned is based on quoted market prices. Fair value for all Derivative Transactions is estimated by using financial models developed by affiliates, which incorporate market data for the relevant instruments or for instruments with similar characteristics. Fair value is estimated

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     at a specified point in time. The nature, size, and timing of transactions and the liquidity of the markets may not ultimately allow for the realization of these values.

     Intermediation profit earned on performance guarantees is deferred and amortized over the term of the guarantee (see Notes 4 & 5). Unamortized guarantee fees are recognized as intermediation profit upon any early termination of the underlying Derivative Transactions, as noted above.

     PROVISION FOR TAXES

     The Company, as a partnership, is not subject to U.S. federal income taxes. Prior to January 1, 1997, the Company was required by U.S. federal tax regulations to withhold income tax on behalf of its partners. As of January 1, 1997, the Company is no longer required to withhold taxes on behalf of its partners under U.S. federal tax regulations.

     The Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the three fiscal months and the nine fiscal months ended August 29, 1997 and August 28, 1998, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

     CREDIT EXPOSURE

     At November 28, 1997, the Company had credit exposure, net of collateral, exceeding 10% of its total assets to four counterparties, which represented 44% of total assets. Each of the counterparties had a rating of A+ or better from at least one internationally recognized credit rating agency. At August 28, 1998, the Company had no credit exposure, net of collateral, exceeding 10% of its total assets to any counterparty.

     ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. The Company intends to adopt this standard beginning in fiscal year 1999. This Statement is limited to issues of reporting and presentation and, therefore, will not affect the Company's results of operations or financial condition.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on its intended use of the derivative and the resulting designation. The Company intends to adopt this standard beginning in fiscal year 2000 and is currently assessing its impact.

3.   SECURITIES OWNED:
     ----------------

     As of November 28, 1997 and August 28, 1998, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $11.4 million and $1.0 million, respectively) and shares of common stock of Citicorp (fair value approximately $83.8 million and $81.9 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which is mandatorily exchangeable at

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citigroup, Inc. common stock (see Notes 7 & 9).

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

4.   DERIVATIVE TRANSACTIONS:
     -----------------------

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

     The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing a Derivative Transaction in a gain position, net of collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis. As of November 28, 1997 and August 28, 1998, the Company's aggregate Credit Exposure in respect of Derivative Transactions was approximately $152 million and approximately $139 million, respectively.

     The Company limits its Credit Exposure by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. Treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $2.9 million related to Derivative Transactions as at August 28, 1998.

     The Company also limits its Credit Exposure by observing certain limitations on new Derivative Transactions. If such limits exceed management's criteria, the Company will not enter into any transaction which increases that risk. The calculation of certain of these limitations incorporates the net

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 8).

     A summary of the notional or contractual amounts (U.S. dollars in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional amount is not a measure of market or credit risk.

                                         NOVEMBER 28, 1997     AUGUST 28, 1998
                                         -----------------     ---------------
   Non-affiliates
     Interest rate swap agreements             $5,809               $2,760
     Currency options written                   1,115                  438
     Currency options purchased                   384                  111
     Interest rate options written              1,471                1,115
     Interest rate options purchased            1,787                1,463
     Currency and other swap agreements           162                  162
     Foreign currency forwards                  1,552                  115
     Equity options purchased                      84                   82

   Affiliates
     Interest rate swap agreements             $8,003               $4,566
     Currency options written                     396                  111
     Currency options purchased                 1,103                  438
     Interest rate options written              1,792                1,457
     Interest rate options purchased            2,031                1,675
     Currency and other swap agreements           893                  312
     Foreign currency forwards                  1,535                  109

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

     As described in Note 2, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions as of November 28, 1997 and August 28, 1998 and the average monthly fair values of such instruments for the fiscal year ended November 28, 1997 and the nine fiscal months ended August 28, 1998 are as follows:

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------


(U.S. dollars in millions)  AS OF NOVEMBER 28, 1997    AS OF AUGUST 28, 1998
                            -----------------------    ---------------------

                            Assets      Liabilities    Assets    Liabilities
                            ------      -----------    ------    -----------
   Derivative Transactions
   -----------------------
         Non-affiliate      $173.0         $154.0       $133.9      $110.5
         Affiliate            19.6            0.0         14.1         0.0

                           Average Monthly Fair Value
                           (U.S. dollars in millions)

                            TWELVE FISCAL MONTHS ENDED  NINE FISCAL MONTHS ENDED
                                 NOVEMBER 28, 1997           AUGUST 28, 1998
                            --------------------------  -----------------------
                            Assets       Liabilities    Assets    Liabilities
                            ------       -----------    ------    -----------
   Derivative Transactions
   -----------------------
         Non-affiliate      $175.1         $131.2       $150.0      $129.9
         Affiliate            14.0            0.0         15.3         0.0


5.   RELATED PARTY TRANSACTIONS:
     --------------------------

     In the ordinary course of business, the Company enters into hedging and performance guarantee transactions with affiliates. Substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

     As of August 28, 1998, the Company had $16 thousand of cash deposited in a brokerage account with an affiliate.

     During 1997, the Company paid approximately $702 thousand to an affiliate pursuant to an origination agreement for services rendered in connection with the issuance of certain of the Company's medium-term notes. The Company has deferred and is amortizing this cost over the lives of the related notes.

     In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed-upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates at market rates. In aggregate, for the nine fiscal months ended August 29, 1997 and August 28, 1998, approximately $116 thousand and $172 thousand, respectively, were charged for such services.


6.   INVESTMENT IN AFFILIATE:
     -----------------------

     The Company owns an approximate 2% general partnership interest in FPI and an additional indirect limited partnership interest in FPI. The Company accounts for its investment in FPI under the equity method because it is not the managing general partner of FPI.

     FPI is engaged in a business similar to that of the Company. As of August 28, 1998, its assets consist principally of cash and cash equivalents and equity securities of entities organized under Japanese

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     law. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of August 28, 1998, FPI had total liabilities of $155 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

     As of August 28, 1998, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

                         Selected financial data for FPI
                           (U.S. dollars in millions)

                            NOVEMBER 28, 1997                    AUGUST 28, 1998
                            -----------------                    ---------------

     Total assets                  $229                                $183
     Total liabilities              197                                 155
     Partners' capital               32                                  28

7.   BORROWINGS:
     ----------

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

     The Company has purchased equity securities and exchange traded options and has entered into various Derivative Transactions with affiliates to eliminate its market risk on the Notes. (See Note 4 for a discussion of Credit Exposure on Derivative Transactions.) The fixed interest rates on Notes linked to an equity index have been effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative
     Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the nine fiscal months ended August 28, 1998, interest expense on Notes linked to a single stock was $7.4 million, which was primarily offset by amounts recorded as interest income. As discussed in Note 2, securities owned are recorded at fair value and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at estimated fair value.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

                                                                NOVEMBER 28, 1997      AUGUST 28, 1998
                                                                -----------------      ---------------
Nikkei Indexed Notes due December 22, 2000(1)                    $ 52,008                $ 48,391

S&P Enhanced Stock Index Growth Notes due August 9, 2002(2)        94,380                 104,142

7% Mandatorily Exchangeable Notes due July 23, 1999(3)             16,808                   1,876
(Subject to Mandatory Exchange into Shares of Common Stock of
Oxford Health Plans, Inc.)

3% Citicorp Exchangeable Notes due August 28, 2002(4)             113,293                 112,787
                                                                  -------                 -------

Total long-term borrowings                                       $276,489                $267,196

Current portion of long-term borrowings(3)                            ---                   1,876
                                                                 --------                --------

Long-term borrowings, less current portion                       $276,489                $265,320
                                                                  =======                 =======

  (1)  The $40 million face amount of Nikkei  Indexed Notes are  principal  protected and have no stated coupon.  The carrying value includes an embedded written option to the note holders of $19.0 million as at November 28, 1997 and $13.8 million as at August 28, 1998.

  (2)  The $73  million  face  amount of S&P  Enhanced  Stock Index  Growth  Notes are  principal protected  and have no stated  coupon.  The carrying  value  includes an embedded  written option to the note holders of $40.1  million as at November 28, 1997 and $47.2  million as at August 28, 1998.

  (3)  The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial  principal  amount of $40.8  million,  which  represented  477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. On
       July 16, 1998, the Company repurchased and then retired approximately 67% of the notes for
       $7.1  million,  representing  320,000  notes.  The  remaining  notes  have an  outstanding principal  amount of $13.5 million after the repurchase and  retirement,  and the carrying value of the remaining  notes of $1.9 million is included in current  portion of long-term borrowings  in the  Condensed  Balance  Sheet.  The  principal  repayment  amount  will be determined by the closing price of the Oxford Health Plans,  Inc. common stock at maturity and, accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The ability of the note holders to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of
       $129.77  per note at  maturity.  The  carrying  value  includes  the  embedded  Derivative
       Transactions  of ($29.4 million) as at November 28, 1997 and ($11.6 million) at August 28,
       1998.

  (4)  The $120 million face amount of Citicorp  Exchangeable  Notes are principal  protected and are exchangeable in $250,000  increments by the note holders at the rate of 3,637.5 shares
       (see Note 9) of Citigroup,  Inc.  common stock per increment.  In addition,  the Notes are redeemable  by the Company at various  times after  September 14, 1999 at the face amount, plus accrued interest,  if the note holders have not exercised their exchange option.  The carrying value includes the embedded  Derivative  Transactions,  net of $8.6 million as at
       November 28, 1997 and $5.7 million as at August 28, 1998.

     Including the impact of the Derivative Transactions, the weighted average interest rate for the Notes was 5.58% and 6.33% for the nine fiscal months ended August 29, 1997 and August 28, 1998, respectively.

     On July 16, 1998, the Company repurchased and then retired approximately 67% of the 7% Mandatorily Exchangeable Notes due July 23, 1999 for $7.1 million, representing 320,000 such notes. Prior to repurchase, the notes were held by an affiliate. The Company recognized a loss of $65 thousand on the retirement, which was recorded in other intermediation profit, primarily consisting of expenses relating to the early termination of a Derivative Transaction related to the notes.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------



8.   LIABILITY OF GENERAL PARTNER:
     -----------------------------

     The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

     The assets of the Corporate General Partner consist principally of cash. The Corporate General Partner had assets of approximately $2.8 million and equity of approximately $2.2 million as of November 28, 1997 and August 28, 1998.


9.   SUBSEQUENT EVENTS:
     ------------------

     On October 8, 1998, Citicorp common shares were converted into Citigroup, Inc. common shares at the ratio of 2.5 Citigroup common shares for each Citicorp common share as a result of the merger between Citicorp and Travelers Group Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts (collectively, "Derivative Transactions."). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Derivative Transactions entered into or guaranteed by the Company consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. In addition, from time to time the Company issues structured notes.

     At August 28, 1998, the Company had entered into or guaranteed $13.0 billion notional amount of interest rate swaps and options, $1.8 billion notional amount of currency options, forwards and swaps and $82 million notional amount of equity options with a total of 39 counterparties.

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

     Substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. The Company has entered into or guaranteed $8.7 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third-party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to the greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, structured notes or which are intended to mitigate total credit risk.

     As of August 28, 1998, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $267 million. The Company expects to continue to issue equity-linked Medium-Term Notes in the future. The Company intends to utilize most of the proceeds received from such issuances to acquire shares of common stock, purchase exchange-traded and over-the-counter options and enter into interest rate and equity-linked swaps with affiliates to hedge its obligations under the Notes. The remainder of the proceeds from each issuance will be added to the Company's working capital to support its operating activities.

     Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first three fiscal quarters of 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the fourth fiscal quarter of 1998, and it may affect later quarters depending upon the timing of the completion and implementation of the review.

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

     Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported earnings will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of August 28, 1998, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition since, even if the Company were to realize no value from any currencies other than the U.S. dollar, its net worth would be reduced by less than 1%. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

     Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. The Company, therefore, may experience fluctuations in reported earnings as a result of changes in interest rates. However, the sensitivity as of August 28, 1998 of the Company's portfolio at that date to interest rates is such that a one percentage point adverse change in interest rates would reduce the Company's net worth by less than 1%. As the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its net worth would be reduced as a result of such exposure.

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

     The Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the three fiscal months and the nine fiscal months ended August 28, 1998 and August 29, 1997 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

     THREE FISCAL MONTHS ENDED AUGUST 28, 1998 VERSUS THREE FISCAL MONTHS ENDED AUGUST 29, 1997

     As described above, Group has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business. Since the commencement of this review, the Company has neither entered into nor guaranteed any new Derivative Transactions.

     This lack of activity by the Company has negatively affected the Company's results of operations in the third fiscal quarter of 1998 relative to the same fiscal quarter of the prior year.

     For the fiscal quarter ended August 28, 1998, the Company reported revenues net of interest expense of $1.9 million, consisting principally of net interest income. This represented a decrease in reported revenues net of interest expense of 64% compared to the fiscal quarter ended August 29, 1997. During the period, the Company did not enter into or guarantee any new Derivative Transactions due to the aforementioned review by Group. The Company incurred interest expense of $4.1 million during the fiscal quarter ended August 28, 1998.

     For the three fiscal months ended August 29, 1997, the Company reported revenues net of interest expense of $5.1 million, which consisted principally of intermediation profits of $3.7 million and net interest income of $1.5 million. During the three fiscal months ended August 29, 1997, the Company entered into or guaranteed 241 Derivative Transactions with non-affiliates and 260 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative
     Transactions entered into or guaranteed by the Company during the period was $6.8 billion, which resulted in initial intermediation profit of $3.0 million. The remainder of intermediation profit for the three fiscal month period ended August 29, 1997 resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $2.0 million during the three fiscal months ended August 29, 1997.

     Interest income for the fiscal quarter ended August 28, 1998 was $6.1 million or 78% more than the same fiscal period of the previous year, primarily as a result of amounts recorded as interest income on Derivative Transactions relating to notes issued by the Company that are linked to a single stock. As a result of the aforementioned review by Group, the Company did not earn any initial intermediation profit during the fiscal quarter ended August 28, 1998. The Company reported other intermediation loss of $59 thousand for the fiscal quarter ended August 28, 1998 compared to other intermediation profit of $0.7 million in the fiscal quarter ended August 29, 1997. The loss was principally attributable to expenses relating to the early termination of a Derivative Transaction related to the repurchase and retirement of 67% of the 7% Mandatorily Exchangeable Notes due July 23, 1999 and from a decrease in the present value of the expected cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). These losses were offset in part by amortization of performance guarantee fees. Interest expense of $4.1 million for the fiscal quarter ended August 28, 1998 increased significantly from the $2.0 million incurred in the same fiscal period in 1997. This increase was the result of the increase in the long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 6.34% for the fiscal quarter ended August 28, 1998, as compared to 5.77% for the fiscal quarter ended August 29, 1997.

     Operating expenses for the three fiscal months ended August 28, 1998 were $247 thousand, compared to $238 thousand in the fiscal quarter ended August 29, 1997. Fees and expense reimbursement to Group affiliates included within operating expenses were $39 thousand and $32 thousand for the fiscal quarters ended August 28, 1998 and August 29, 1997, respectively. Other operating expenses were $208 thousand and $206 thousand for the three fiscal month periods ended August 28, 1998 and August 29, 1997, respectively, and consisted principally of legal, accounting, rating agency fees and amortization of debt issuance costs.

     Net income of $1.6 million for the fiscal quarter ended August 28, 1998 decreased by 66% or $3.1 million from the fiscal quarter ended August 29, 1997 net income of $4.7 million. This decrease was primarily due to the lack of activity described above. Total assets as of August 28, 1998 were $535 million, consisting principally of cash and cash equivalents, securities owned, and Derivative Transactions.

     NINE FISCAL MONTHS ENDED AUGUST 28, 1998 VERSUS NINE FISCAL MONTHS ENDED AUGUST 29, 1997

     For the nine fiscal months ended August 28, 1998, the Company reported revenues net of interest expense of $6.6 million, consisting principally of net interest income of $6.4 million. This represented a decrease in reported revenues net of interest expense of 49% compared to the nine fiscal months ended August 29, 1997. During the period, the Company did not enter into or guarantee any new Derivative Transaction due to the review by Group described above. The other intermediation profit for this period principally resulted from the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties. The Company incurred interest expense of $12.8 million during the nine fiscal months ended August 29, 1998.

     For the nine fiscal months ended August 29, 1997, the Company reported revenues net of interest expense of $12.9 million, which consisted principally of intermediation profits of $9.6 million and net interest income of $3.3 million. During the nine fiscal months ended August 29, 1997, the Company entered into or guaranteed 518 Derivative Transactions with non-affiliates, and 542 hedging Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative
     Transactions entered into or guaranteed by the Company during the period was $14.8 billion, which resulted in initial intermediation profit of $7.0 million. The remainder of intermediation profits for this period resulted from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $5.2 million during the nine fiscal months ended August 29, 1997.

     Interest income of $19.2 million for the nine fiscal months ended August 28, 1998 increased by $10.8 million or 128% over the nine fiscal months ended August 29, 1997 primarily due to amounts recorded as interest income on Derivative Transactions relating to notes issued by the Company that are linked to a single stock. During the period, the Company did not enter into or guarantee any new Derivative Transactions due to the aforementioned review by Group. Other intermediation profit decreased $2.4 million to $172 thousand for the nine fiscal months ended August 28, 1998 compared to other intermediation profit of $2.6 million for the nine fiscal months ended August 29, 1997. This decrease principally reflects a decrease in the average net investment in Derivative Transactions. Interest expense of $12.8 million for the nine fiscal months ended August 28, 1998 increased significantly from the $5.2 million incurred in the same fiscal period in 1997 as a result of the increase in long term debt outstanding. The effective weighted average interest rate for long term borrowings was 6.33% and 5.58% for the nine fiscal months ended August 28, 1998 and August 29, 1997, respectively.

     Operating expenses for the nine fiscal months ended August 28 ,1998 were $930 thousand, compared to $554 thousand in the nine fiscal months ended August 29, 1997. Fees and expense reimbursement to Group affiliates within operating expenses were $172 thousand and $116 thousand for the nine fiscal months ended August 28, 1998 and August 29, 1997. Other operating expenses were $758 thousand and $438 thousand for the nine fiscal months periods ended August 28, 1998 and August 29, 1997, respectively, and consisted principally of legal, accounting and rating agency fees. The increase in operating expenses was primarily due to an increase in the level of legal and accounting expenses incurred by the Company relating to aforementioned review and amortization of debt issuance costs.

     Net income of $5.4 million for the nine fiscal months ended August 28, 1998 decreased by 54% or $6.4 million from the nine fiscal months ended August 29, 1997 net income of $11.8 million. Total assets as of August 28, 1998 were $535 million, consisting principally of cash and cash equivalents, securities owned, and Derivative Transactions.

     Net cash provided by operating activities during the nine months ended August 28, 1998 was $13.3 million, which primarily reflected receipts of cash which reduced the Company's net investment in Derivative Transactions and net income. In comparison, for the nine fiscal months ended August 29, 1997 net cash provided by operating activities was $91.8 million which primarily reflected receipts exceeding payments on Derivative Transactions, including the receipt of certain payments under Derivative Transaction with affiliates, prior to their original maturity.

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

     The composition, at November 28, 1997 and August 28, 1998, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., any collateralized portion of Derivative Transactions reported as assets and any Derivative Transactions structured on a limited recourse basis.) At November 28, 1997 and August 28, 1998, the Company's counterparties consisted largely of banks located in Europe, North America and Japan, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

               Current Credit Exposure - By S&P Rating of Obligor:
               ---------------------------------------------------
                           (U.S. dollars in millions)

                       NOVEMBER 28, 1997              AUGUST 28, 1998
                       -----------------              ---------------
S&P Rating:              $      Percent                $        Percent
-----------              -      -------                -        -------
   AAA                 $127.8      28.8%             $149.2        33.8%
   AA+                   77.1      17.4                54.6        12.4
   AA                    70.4      15.9                36.5         8.2
   AA-                   33.2       7.5               130.3        29.5
   A+                    86.1      19.4                58.1        13.1
   A                     11.0       2.5                 8.5         2.0
   A-                    37.1       8.4                 0.1         0.0
   Below A-               0.3       0.1                 4.5         1.0
                       --------- -------             -------     -------
         Total         $443.0     100.0%             $441.8       100.0%
                        =====     =====               =====       =====



         Current Credit Exposure - By Country of Obligor's Headquarters:
         ---------------------------------------------------------------
                    (U.S. dollars in millions)

                       NOVEMBER 28, 1997               AUGUST 28, 1998
                       -----------------               ---------------
Country:                 $      Percent                $        Percent
--------                 -      -------                -        -------
  U.S.                 $253.2      57.2%             $265.0        60.0%
  Switzerland            70.3      15.9                41.2         9.3
  France                 58.6      13.2                30.1         6.8
  Germany                36.9       8.3                62.4        14.1
  Japan                  24.0       5.4                 3.8         0.9
  Netherlands             0.0       0.0                38.3         8.7
  Other                   0.0       0.0                 1.0         0.2
                       -------   ------------         -----       ------
         Total         $443.0     100.0              $441.8       100.0%
                        =====     ==========          =====       =====


                 Current Credit Exposure - By Obligor Industry:
                 ----------------------------------------------
                           (U.S. dollars in millions)

                       NOVEMBER 28, 1997               AUGUST 28, 1998
                       -----------------               ---------------
Industry:               $       Percent                $        Percent
---------               -       -------                -        -------
  Banks                $336.5      76.0%             $319.8        72.4%
  Financial              60.2      13.5                59.0        13.4
  Industrials            28.7       6.5                11.2         2.5
  Government Agencies    17.6       4.0                51.8        11.7
                       ------     -----               -----       -----
         Total         $443.0     100.0%             $441.8       100.0%
                        =====     =====               =====       =====

The Company has entered into and expects to continue to enter into transactions with FPI or Goldman Sachs Capital Markets, L.P. ("GSCM"), (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. At August 28, 1998, the Company had $14.1 million of credit exposure to FPI and GSCM, collectively, as a result of hedging and guaranteeing transactions. Due to the level of credit exposure to Group or its affiliates at August 28, 1998, the Company does not believe that financial information with respect to Group is material to investors in the Company's debt securities.

The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. At August 28, 1998, the Company had no credit exposure net of collateral exceeding 10% of its total assets to any counterparty. The Company's largest credit exposure to any one counterparty was $49.4 million, or 9.2% of total assets, to Commerzbank AG which was rated AA- by S&P on August 28, 1998. The Company currently does not anticipate any loss as a result of its credit exposures. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposures excessive.

As of August 28, 1998, the Company was a party to Derivative Transactions with a notional amount of $14.9 billion. Of these, $4.4 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional amount is not a measure of market or credit risk.


                 Notional Amount of Derivative Transactions with
                 -----------------------------------------------
                    Potential Credit Exposure - By Maturity:
                    ----------------------------------------
                           (U.S. dollars in millions)

                             NOVEMBER 28, 1997             AUGUST 28, 1998
                             -----------------             ---------------
                             $          Percent            $        Percent
                             -          -------            -        -------
1997-1999                 $ 8,374          40.1%        $ 2,546        24.2%

2000-2002                   4,278          20.5           2,315        22.0

2003-2005                   3,621          17.4           1,866        17.7

2006-2034                   4,580          22.0           3,797        36.1
                          -------          ----         -------      ------

         Total            $20,853         100.0%        $10,524       100.0%
                           ======         =====          ======       =====


                 Notional Amount of Derivative Transactions With
                 -----------------------------------------------
            Potential Credit Exposure - By Credit Quality of Obligor:
            ---------------------------------------------------------
                           (U.S. dollars in millions)

                              NOVEMBER 28, 1997             AUGUST 28, 1998
                              -----------------             ---------------
S&P Rating:                  $          Percent            $         Percent
-----------                  -          -------            -         -------
   AAA                    $ 3,415          16.4%       $ 1,631          15.5%
   AA+                        239           1.1            433           4.1
   AA                         303           1.5            300           2.9
   AA-                        438           2.1            134           1.3
   A+                          66           0.3            101           1.0
   A                        1,112           5.3            613           5.8
   A-                       1,552           7.4             50           0.5
   Below A-                   114(a)        0.6            163(a)        1.5
   Affiliates              13,614          65.3          7,099          67.4
                          -------        ------        -------        ------
         Total            $20,853         100.0%       $10,524         100.0%
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

            Notional Amount of Derivative Transactions With Potential
            ---------------------------------------------------------
              Credit Exposure - By Principal Underlying Index Type:
              -----------------------------------------------------
                           (U.S. dollars in millions)

                                    NOVEMBER 28, 1997      AUGUST 28, 1998
                                    -----------------      ---------------
                                 $      Percent           $           Percent
                                 -      -------           -           -------
Interest rate                $16,498       79.1%        $9,389         89.2%
Currency                       4,271       20.5          1,053         10.0
Other                             84        0.4             82          0.8
                             -------    -------        -------       -------
         Total               $20,853      100.0%       $10,524        100.0%
                              ======      =====         ======        =====

The various currencies and their respective notional amounts, expressed in U.S. dollars, to be exchanged under currency options, forwards and currency swaps outstanding at August 28, 1998 were U.S. dollars ($150 million), Japanese yen (approximately $128 million), British pounds (approximately $99 million), Dutch guilders (approximately $206 million), European currency units (approximately $121 million), German marks (approximately $228 million), Italian lire (approximately $81 million), and French francs (approximately $40 million).

The fair values of Derivative Transactions as of November 28, 1997 and August 28, 1998 and the average monthly fair values of such instruments for the fiscal year ended November 28, 1997 and the nine fiscal months ended August 28, 1998, are as follows:


                             AS OF NOVEMBER 28, 1997      AS OF AUGUST 28, 1998
                             -----------------------      ---------------------

(U.S. dollars in millions)   Assets     Liabilities        Assets    Liabilities
--------------------------   ------     -----------        ------    -----------
Derivative Transactions
      Non-affiliate          $173.0       $154.0           $133.9      $110.5
      Affiliate                19.6          0.0             14.1         0.0


                           Average Monthly Fair Value
                           --------------------------
                           (U.S. dollars in millions)

                          TWELVE FISCAL MONTHS ENDED  NINE FISCAL MONTHS ENDED
                                NOVEMBER 28, 1997           AUGUST 28, 1998
                                -----------------           ---------------
                            Assets     Liabilities    Assets        Liabilities
                            ------     -----------    ------        -----------
Derivative Transactions
      Non-affiliate          $175.1       $131.2      $150.0         $129.9
      Affiliate                14.0          0.0        15.3            0.0

The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if FPI were insolvent. At August 28, 1998, FPI had total liabilities of $155 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet the obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

As of August 28, 1998, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P") and Fitch IBCA, Inc. ("Fitch"), respectively.

     At August 28, 1998, the Company had $302 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company has made, in the past, and anticipates that, in the future, it will make distributions to its partners. However, such distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

     The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective "shelf" registration statement that initially covered $500 million of Medium-Term Notes. As of August 28, 1998, the Company had $226 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 indexed Notes due December 22, 2000; $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002; approximately $13.5 million principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc. ("Oxford")); and $120 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002. The single stock related
     Note issuances (i.e., Oxford and Citicorp) are an integral part of individually structured Derivative Transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of the Citicorp notes allow, and the terms of the Oxford notes require, the holder to exchange the Notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange-traded options to eliminate its market risk on the Notes. Hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes. The Company intends to continue to issue equity-linked Medium-Term Notes in the future. As a result, the Company's leverage will increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

     On July 16, 1998, the Company repurchased and then retired approximately 67% of the 7% Mandatorily Exchangeable Notes due July 23, 1999 for $7.1 million, representing 320,000 such notes. Prior to repurchase, the notes were held by an affiliate. The Company recognized a loss of $65 thousand on the retirement, primarily consisting of expenses relating to the early termination of a Derivative Transaction related to the notes.

     As of August 28, 1998, securities owned consisted of shares of common stock of Oxford (fair value approximately $1.0 million) and shares of common stock of Citicorp (fair value approximately $81.9 million).

     Partners' capital is not subject to withdrawal or redemption on demand by the partners. All net income during the nine month periods ending August 29, 1997 and August 28, 1998, respectively, was retained in partners' capital. At August 28, 1998, the Company had $153 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

     YEAR 2000 AND EMU RISKS

     Substantially all of the Company's operational and administrative functions are provided by affiliates of Group. Group has advised the Company as follows with respect to Year 2000 issues and the establishment of the European Economic and Monetary Union ("EMU"):

          YEAR 2000

     With the new millennium approaching, many institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors with data functions (including those in non-information technology equipment and systems) use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, computers that are not Year 2000 compliant will read the year as 1900. Systems that calculate, compare or sort using the incorrect date will malfunction.

     Group, which for purposes of this discussion of Year 2000 and the discussion under "-EMU" below includes its affiliates, has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, and its non-information technology systems so that they will properly recognize and utilize dates beyond December 31, 1999. Group presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems worldwide. However, if such modifications and conversions are not made or are not completed on a timely basis, or if Group's identification and assessment of "mission-critical" systems proves to have been incorrect or incomplete, the Year 2000 issue could have a material adverse effect on the Company. Moreover, even if these changes are successful, failure of third parties to which Group is financially or operationally linked to address their own system problems could have a material adverse effect on the Company.

     Group has undertaken a firmwide initiative to address the Year 2000 issue and has developed a plan to review and, as appropriate, modify or replace the software (and replace some hardware) in its computer systems in its offices around the world. Group's business and multi-disciplinary teams have completed an education initiative (i.e., an awareness phase) and a global review of Group's "mission-critical" computer systems and non-information technology systems and applications (i.e., an assessment phase) with regard to the Year 2000 issue. Group participated in preliminary industry-wide, external systems test conducted by the Securities Industry Association in July 1998 and is in the process of conducting its own internal tests to prepare for Year 2000 compliance. Group achieved successful results in each of the preliminary industry-wide tests in which it participated.

     As part of the plan, Group is continuing to renovate and test its internal and third party supplied technologies and applications in partnership with an external consulting organization. Group has established an internal auditing process to track and verify the results of its plan and tests. Group believes it is currently on schedule to substantially complete the renovation, validation and implementation phases of its plan with respect to its internal and third party supplied "mission-critical" systems by year-end 1998. In addition, Group expects to participate in proposed industry-wide testing involving global market participants throughout the first half of 1999. This external testing is expected to involve major market participants that conduct business globally, including competing firms and financial intermediaries, such as stock exchanges, clearing agencies and commercial banks, that are prominent in the U.S. and major foreign markets. In the case of its non-information technology systems and hardware, Group is on schedule to confirm that such systems and hardware have been upgraded and tested by mid-1999.

     Group is also working with key external parties, including major clients, counterparties, exchanges, clearing agencies, clearing houses, commercial banks, utilities and other vendors to assess the remediation efforts made by these parties with respect to their own systems. Accordingly, Group has initiated communications with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. Group has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. In addition, Group is undertaking a comprehensive review of credit risks posed by Year 2000 problems at major third parties to which Group is financially or operationally linked. Group is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible.

     If third parties with whom the Company interacts have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of certain third parties, in disruption of important services upon which the Company depends, such as telecommunications and electrical power; (ii) in the case of data providers, in the receipt of inaccurate or out-of-date information that would impair the Company's ability to perform critical data functions, such as pricing the Company's securities or other assets;
     (iii) in the case of financial intermediaries such as exchanges and clearing agents, in failed trade settlements, an inability to trade in certain markets and disruption of funding flows; (iv) in the case of counterparties and customers, in financial and accounting difficulties for those parties that expose the Company to increased credit risk and lost business. Disruption or suspension of activity in the world's financial markets is also possible.

     Group has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, computer systems' remediation and replacement and non-information technology systems' remediation and replacement (including validation) in order to achieve Year 2000 compliance. Group currently estimates that these costs will total between $120 million and $150 million, the majority of which will have been spent by the end of 1998. The remaining cost of the Group's Year 2000 program is expected to be incurred in 1999.

     The costs of the Year 2000 program and the date on which Group plans to complete the Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. Group can give no assurance that these estimates will be achieved, and actual results could differ materially from Group's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

          EMU

     Commencing on January 1, 1999, 11 European countries will enter into the EMU and replace their local currencies with a single currency, the Euro. During a three-year transition period, the national currencies will continue to exist but only as a fixed denomination of the Euro. Beginning January 1, 1999, the Euro will be the predominant currency to settle wholesale (non-cash) transactions previously denominated in the participating national currencies.

     In order to address the issues associated with the introduction of the Euro, Group has implemented a worldwide EMU conversion and testing plan. The Euro conversion presents systems issues that are unprecedented in three respects. First, Group must convert an exceptionally large amount of the data in its systems. Second, the nature of the systems changes will depend on numerous technical decisions that have yet to be made by the participating countries, making advance preparations more difficult. Moreover, the participating countries are under no obligation to reach a consensus on how these technical issues will be resolved, and the protocols they adopt may, and in some cases do, differ. Third, unlike the systems changes that will be required by the Year 2000 issue, those required by the addition of the Euro must all be implemented over a single weekend, beginning when markets close December 31, 1998. Group currently estimates the cost of its EMU conversion program will be $30 million.

     The changes to Group's data and computer systems will affect the Company's clearance, settlement and financial reporting activities, among other key operations of the Company. If not properly implemented, these changes could lead to failed trade settlements, inability to reconcile trading positions and funding disruptions. These changes could also lead to erroneous entries in the Company's books and records. These events could result in misstatement of the Company's financial condition and results of operations and could impair the Company's ability to manage its risks.

     The Company is also dependent for proper transaction clearance and reporting on many third parties, including counterparties, clearing agents, banks, exchanges, clearing houses and providers of information. If these third parties' systems do not appropriately reflect the introduction to the Euro, the Company's clearance, settlement and reporting activities could be adversely affected in the manner described above.

     Management can give no assurance that the Company, its affiliates or third parties on whom it depends will have the systems necessary to process Euro-denominated transactions. Moreover, EMU-related disruption and suspension of activity in European markets could hurt the Company's business in those markets, resulting in lost business.

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

     The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions and the solicitation of new business. The failure of the relevant Group affiliate to perform those functions could prevent the Company from entering into new business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 and EMU Risks" for a discussion of the Company's reliance upon Group and its affiliates with respect to the Year 2000 and EMU issues.

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

     ACCOUNTING DEVELOPMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. The Company intends to adopt this standard beginning in fiscal year 1999. This Statement is limited to issues of reporting and presentation and, therefore, will not affect the Company's results of operations or financial condition.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on its intended use of the derivative and the resulting designation. The Company intends to adopt this standard beginning in fiscal year 2000 and is currently assessing its effect.

     PART II: OTHER INFORMATION
     --------------------------

     ITEM 1:  LEGAL PROCEEDINGS

     No litigation was commenced against the Company through August 28, 1998.


     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     ITEM 5:  OTHER INFORMATION

     On September 28, 1998, Group announced that its partners had decided to withdraw both its plan to incorporate and its registration statement to issue stock to the public.


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

     12.1 Statement re computation of ratios of earnings to fixed charges

     27.1 Financial Data Schedule

              (b)  Reports on Form 8-K

     None filed during the quarterly period ended August 28, 1998

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




GS FINANCIAL PRODUCTS U.S., L.P.
acting by its general partner, GS Financial
Products US Co.


Date: October 12, 1998          By: /s/ Greg Swart
                                    --------------------------------------
                                    Greg Swart
                                    President, Principal Financial Officer
                                    and Principal Accounting Officer

                                    For and on behalf of GS Financial
                                    Products US Co., managing general
                                    partner of GS Financial Products
                                    U.S., L.P.