Form 10-K
period 1998-11-27
GS FINANCIAL PRODUCTS US LP
filed 1999-02-25
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 1998

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
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 896, Harbour Centre, North Church Street
Grand Cayman, Cayman Islands, British West Indies                     N/A
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (345)945-1326

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

                          Limited partnership interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: __X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.): Not Applicable

                   AS FILED WITH THE SEC ON FEBRUARY 25, 1999

                        GS FINANCIAL PRODUCTS U.S., L.P.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended November 27, 1998

Form 10-K Item Number:
                                                                       Page No.
                                                                       --------
PART I

Item 1:   Business  . . . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2:   Properties  . . . . . . . . . . . . . . . . . . . . . . . .     20
Item 3:   Legal Proceedings   . . . . . . . . . . . . . . . . . . . .     20
Item 4:   Submission of Matters to a Vote of Security-Holders . . . .     20

PART II

Item 5:   Market for the Company's Common Equity and
          Related Stockholder Matters . . . . . . . . . . . . . . . .     20
Item 6:   Selected Financial Data  . . . . . . . . . . .. . . . . . .     21
Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . .     21
Item 8:   Financial Statements and Supplementary Data   . . . . . . .     35
Item 9:   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure  . . . . . . . . . .     35

PART III

Item 10:  Directors and Executive Officers of the Registrant  . . . .     35
Item 11:  Executive Compensation  . . . . . . . . . . . . . . . . . .     37
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management  . . . . . . . . . . . . . . . . . . . . . . . .     38
Item 13:  Certain Relationships and Related Transactions  . . . . . .     39

PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .     42

Index to Financial Statements of the Company  . . . . . . . . . . . .    F-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-18

Exhibit Index

                                     PART I
ITEM 1:  BUSINESS

General

GS Financial Products U.S., L.P. (the "Company") was formed as a Cayman Islands exempted limited partnership on February 5, 1992. All the partnership interests in the Company are owned by subsidiaries of The Goldman Sachs Group, L.P. ("Group"). The Company currently owns or guarantees a portfolio consisting principally of approximately $12 billion notional amount of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. In addition, the Company issued an aggregate of $175 million of Medium-Term Notes ("Notes"), the principal payments on which are determined by reference to the performance of a single equity security or an equity index.

The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including an affiliate of the Company wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currencies, physical commodities and securities. In addition, from time to time the Company issues structured notes.

Since October 1997, Group has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for all of fiscal 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the first fiscal quarter of 1999, and may affect later quarters depending upon the timing of the completion of the review and the implementation of any findings.

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

In its simplest form, the Company may hedge obligations by entering into transactions which mirror the Company's obligation. For example, if under a 10-year interest rate swap with a $100 million notional principal amount the Company is obligated to make semi-annual payments to Party A based on a floating rate of interest, e.g., LIBOR, and receive payments based on a fixed rate of interest, e.g., 6.50%, the Company may hedge its payment obligations under the interest rate swap by entering into an interest rate swap with Party B with the same maturity and notional principal amount under which Party B is obligated to make semi-annual payments to the Company based on LIBOR and the Company is obligated to make payments to Party B based on a 6.47% fixed rate of interest. Over the term of the swaps, the Company's total revenue from the two swaps would consist of the .03% difference between the amounts paid by the two counterparties. This type of hedge eliminates all market risk but leaves the Company exposed to the credit risk of either Party A or Party B, depending on the level of the underlying index or interest rate (e.g., LIBOR).

The Company also may hedge obligations by entering into transactions which generate cash flows that exceed the Company's obligations. In such cases, the Company would typically have a cost to acquire the hedged position, and would recover that cost together with a return, over the life of the hedged position. For example, the Company may enter into two interest rate swaps which are identical to those in the example above, except that Party A would agree to make payments based on a fixed rate of 8.50% instead of 6.50%, in return for an up-front payment by the Company. The up-front payment would equal the present value of the 2.00% difference between the 8.50% paid by Party A and the 6.50% market level for similar swaps. In such a case, the Company may fund the up-front payment by issuing debt. The debt would be repaid from the difference between the 8.50% received from Party A and the 6.47% paid to Party B, over the life of the swaps. Over the term of the swaps, the Company's total revenue from the two swaps would consist of the difference between the amounts paid by the two counterparties, less the amount originally paid by the Company to Party A. This would be partially offset by interest on the debt issued to fund the up-front payment. This type of hedge also eliminates all market risk but leaves the Company exposed to the credit risk of either Party A or Party B, depending on the level of the underlying index (e.g., LIBOR). However, the profitability of this type of hedge depends on the difference between the Company's cost of funds and the discount rate applied to determine the amount of the up-front payment.

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

Derivative Transactions

The following is a summary of the types of instruments that the Company currently anticipates entering into, purchasing, selling and issuing in the course of its business. As discussed above, the Company's current portfolio of Derivative Transactions consists principally of interest rate swaps and options, index swaps, currency forwards and currency swaps and options denominated in a variety of currencies. Nevertheless, the Company may expand its portfolio by entering into a greater variety of additional Derivative Transactions. The exact extent and timing of the expansion of the Company's portfolio will depend upon the completion and findings of the review by Group referred to above.

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

   Futures Contracts

A futures contract is a bilateral agreement providing for the purchase and sale of a security (such as government bonds), currency, physical commodity or index for a specified price. By its terms, a futures contract provides for a specified delivery month in which the security, currency or commodity is to be delivered or, in the case of a futures contract on an index of interest rates or certain financial instruments, in which a cash settlement is to be paid. Unlike other types of derivative instruments described above, futures contracts are traded only on organized exchanges and may be entered into only through brokers that are members of the relevant exchanges. The exchange clearinghouse acts as the counterparty to each futures contract executed through the exchange, and is responsible for all clearance and settlement functions. In contrast to most other derivative instruments decribed herein, therefore, the parties to a futures contract do not deal with each other as principals and assume the credit risk of an exchange clearinghouse, rather than the credit risk of a particular counterparty. In addition, because of the clearinghouse system, positions in futures contracts may be liquidated by entering into offsetting transactions in the same contract, which serves to terminate the position. As a result, futures positions may be terminated without counterparty consent, subject to the availability of a liquid secondary market on which to effect the offsetting transaction on the relevant exchange. Most futures contracts are settled in this manner rather than through the delivery of the underlying instrument or commodity.

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

The writer of an option on a futures contract, however, is subject to initial and variation margin requirements in connection with the option and is exposed to potentially unlimited losses. The Company will be subject to margin requirements in connection with options on futures contracts written by it. Options on futures contracts are traded on the same exchanges as the underlying futures contracts, and may only be entered into through brokers which are members of the relevant exchanges. Positions in options on futures contracts are cleared through the relevant exchange clearinghouse, in the same manner, and subject to the same considerations, as those discussed above under "-- Futures Contracts".

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

   Index Swaps

An index swap is a bilateral agreement between two parties based on the value of an index of one or more currencies (including baskets of currencies), one or more commodities (including baskets of commodities), one or more securities (including baskets of securities) and/or any other index. One party (Party A) may undertake to pay any decrease in a specified notional value of a selected index below a specified level in exchange for the agreement by the other party (Party B) to pay any increase of the selected index above a specified level. As with commodity swaps, on each payment date the parties net the payments owed by each party, and only the net amount is paid by one party to the other. Index swaps generally extend from relatively short periods (six months) to medium-term maturities (three to five years). Payments are exchanged periodically at intervals negotiated by the parties. On relatively short-term Derivative Transactions, the exchange of payments is generally only made on the swap termination date.

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

Structured Notes

As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7, the Company has entered into a number of transactions in which the Company issued Medium-Term Notes, where payments on the Notes are determined by reference to the performance of a single equity security or an equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the Notes for an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The cost of hedging an equity-linked Medium-Term Note may use up substantially all of the proceeds from the issuance of such Note.

Securities Owned

As of November 27, 1998, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $1.9 million) and shares of common stock of Citigroup, Inc. ("Citigroup") (fair value approximately $36.9 million). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of Notes, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citigroup common stock.

Entering into New Derivative Transactions and Risk Management

In connection with entering into any Derivative Transaction, the Company seeks to ensure that its obligations under any new Derivative Transactions can be "hedged" with other Derivative Transactions. The Company also considers a variety of factors, including any existing exposure of the Company and Group and its affiliates to the proposed counterparty, the level and volatility of the index to which the transaction would be linked, the credit quality of the proposed counterparty and the credit risk it is undertaking in connection with entering into such Derivative Transaction as well as the impact of any additional risk on its portfolio of Derivative Transactions. In addition, prior to entering into a Derivative Transaction, the Company must determine whether the spread on such Derivative Transaction is satisfactory in light of the credit risk associated with such Derivative Transaction. The Board of Directors of GS Financial Products US Co. (the "Corporate General Partner"), the general partner of the Company, has approved the Company's procedures to monitor and control the credit quality of, and the Company's exposure to, counterparties as described below and under "-- Monitoring the Portfolio" below. Such procedures may be changed at any time and from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under
Item 7 for a discussion of the ongoing review of the Company's business and operations.

In connection with the Company entering into new Derivative Transactions, it is important to recognize that Group has control over the amount of new business that the Company originates and that the Company may decline to enter into a transaction that meets its credit standards but exceeds the exposure limits set by Group for itself and its affiliates. See "-- Credit Quality and Counterparty Credit Risk -- Counterparty Credit Quality" below.

   Market Risk and Liquidity Exposures

The Company intends to manage its portfolio of Derivative Transactions so that cash payments to the Company from its portfolio will be sufficient to make, when due, all required payments on all the Company's liabilities, including payments of principal, premium, if any, and interest on any indebtedness. As a result, the Company anticipates that it will not incur any direct obligation unless it enters into one or more Derivative Transactions which provide it with, or entitle it to receive, an equal or greater amount from a third party, which may be an affiliate of Group. In addition, the Company does not anticipate incurring any obligation unless it has scheduled cash sources that are available on or before the dates of the required payments on the obligation. For example, if the Company enters into a contract requiring it to make payments based on an index, the Company may concurrently enter into a contract that requires a third party to make equal or greater payments to the Company based on the same index at the same time. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions).

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

The Company utilizes several techniques to assess and limit credit risk as described below. The Company's procedures to monitor and control the credit quality of, and the Company's exposure to, counterparties as described below may be changed at any time by the Board of Directors of the Corporate General Partner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7 for a discussion of the current review of the Company's business and operations.

Counterparty Credit Quality. The Company's principal means of controlling its credit risk is to substitute its credit principally for highly creditworthy counterparties. By doing so, the Company anticipates that it will experience a relatively low frequency of counterparty defaults.

The Company anticipates that it will substitute its credit principally for obligors rated "A" or better by one or more nationally recognized statistical rating organizations. However, the Company may do business with counterparties rated below "A" and may enter into Derivative Transactions with unrated counterparties. The Company generally structures its transactions with unrated counterparties on a limited recourse basis.

Pursuant to an Origination Agreement with Goldman, Sachs & Co. ("GS&Co.") as described under "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- New Business Services Agreements" under Item 13, GS&Co. has agreed to provide, or cause to be provided, credit reviews of counterparties. The Company has been advised by GS&Co. that the credit quality of each counterparty to a new Derivative Transaction (regardless of the extent of existing Derivative Transactions with such counterparty) will be evaluated by the credit department of one of its affiliates. This evaluation includes a review of the credit exposure of Group and its affiliates to the counterparty's credit. The Company has further been advised by GS&Co. that these credit reviews are performed by representatives of its credit department and that such representatives are responsible for conducting due diligence as to the credit quality of potential counterparties for the purposes of other activities of Group and its affiliates. GS&Co.'s role is solely to provide information to the Company, and it has no liability to the Company in respect of the provision of such credit reviews except in the case of gross negligence. Generally, the Company does not anticipate entering into transactions which otherwise might meet its standards but exceed any exposure limits set by Group for itself and its affiliates. This may result in less business for the Company, since Group and its affiliates may have large existing exposures to certain counterparties.

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

Documentation. To reduce the amount of its credit exposure, the Company anticipates that many of its swaps, currency options, forward contracts and other similar transactions will be subject to master agreements which provide, among other things, for net payments between the parties in certain circumstances and for the closing out, on a net settlement basis, of all outstanding transactions upon a default by, or insolvency events affecting, either party. A common form of such an agreement, particularly for interest rate and currency swaps, is the form published by the International Swaps and Derivatives Association, Inc. (the "ISDA Agreement"), although other forms may be used as well. The Company anticipates that it will enter into transactions with FPI and Goldman Sachs Capital Markets, L.P. ("GSCM") in order to hedge its obligations on transactions between the Company and third parties. In order to facilitate such transactions, the Company has entered into ISDA Agreements with both FPI and GSCM. The obligations of GSCM under its ISDA Agreement have been unconditionally guaranteed by Group. Accordingly, the Company treats Group as the obligor with respect to the Derivative Transactions entered into under the ISDA Agreement with GSCM. For a summary of notional or contractual amounts involved in transactions with such affiliates at November 27, 1998 and November 28, 1997, see Note 4 to the Company's audited financial statements included in
Item 14 below.

Derivatives are reported on the balance sheet on a net-by-counterparty basis where management believes a legal right of setoff exists under an enforceable master netting agreement. In considering the enforceability of any netting provisions, the Company relies on advice from counsel. Any such analysis will depend on the country, governing law, type of transactions and counterparty involved.

In certain circumstances, the Company may be unable or unwilling to take credit risk in a particular transaction, due to the Company's determination of the credit risks presented. In certain cases, the Company may be able to enter into such a transaction by structuring it on a limited-recourse basis, thereby eliminating its credit exposure to one counterparty. In such a transaction, the Company would enter into a Derivative Transaction with one counterparty ("Party A"). The Company would hedge that transaction with a different counterparty ("Party B") in a transaction where the Company would not be obligated to make payments to Party B if payments are not received by the Company from Party A. (Party B would not, however, have a security interest in the transaction with Party A.) As a result, the Company would have no credit exposure to Party A. The Company has entered into this type of transaction with GSCM in the position of Party B.


Aggregate Credit Risk. Another technique that the Company may use to limit the total credit risk to which it is exposed (i.e., the replacement cost of its portfolio) is to limit the growth of its business. If the Company's total credit risk exceeded levels which the Company found to be acceptable, the Company would not enter into any new Derivative Transactions which would increase its total credit risk, and would, in the absence of Derivative Transactions which would decrease its total credit risk, limit its operations to collecting payments from assets as they mature and holding such payments in cash equivalents until they are used to satisfy its liabilities (i.e., it would operate in run-off mode).

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

The Company considers the credit risks posed by its existing portfolio to be below the levels it would find acceptable. The Company periodically monitors its exposure to individual counterparties and reviews its credit exposure to a counterparty prior to entering into any new transaction with such counterparty. If the Company determines that its exposure to any counterparty exceeds a level it deems acceptable, the Company will seek to reduce its exposure as described under "-- Monitoring the Portfolio" below.

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

In order to limit its exposure to Group, the Company subjects transactions with Group Affiliates to an additional credit limit over and above the limits discussed above which are applicable to other obligors. Specifically, the Company will not acquire any receivables issued or written by Group Affiliates if, after giving effect to such acquisition and to the effect of any netting agreements, the value of all such receivables would exceed 15% of the Company's total assets. For a discussion of the Company's policies with respect to netting agreements, see "-- Documentation" above. At November 27, 1998, the Company had credit exposure of $22.7 million to Group or Group Affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Item 7.

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

The Company will also compete with current and future affiliates of Group which are in businesses substantially similar to that of the Company. These are FPI and Goldman Sachs Mitsui Marine Derivative Products, L.P. ("GSMMDP"), which was organized by Group and Mitsui Marine and Fire Insurance Co., Ltd. Neither of these entities is restricted from competing with the Company and the Company believes that each does so or intends to do so. The Company is a general partner of FPI and the directors and executive officers of the Company are also directors or executive officers of one or both of GSMMDP or FPI. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7 and "Directors and Executive Officers of the Registrant" under Item 10. Further, since each of these entities is directly or indirectly controlled by Group, Group may increase or decrease the level or vary the composition of new business in which any of these entities, including the Company, engages. In addition, Group recently established Goldman Sachs Financial Markets, L.P. ("GSFM") and is in the process of applying to the Securities and Exchange Commission (the "Commission") to register GSFM as an over-the-counter ("OTC") derivatives dealer. Group expects GSFM to be operational in the second quarter of 1999. No assurances can be given as to whether Group will allocate business to the Company or to one of its other highly rated affiliates or to GSFM. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7 for a discussion of the current review of the Company's business and operations.

The Company anticipates that Group and certain counterparties may prefer to use the Company's affiliates for certain Derivative Transactions because the Company will be subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whereas the Company's affiliates are not. Such reporting obligations may require inclusion in public filings of information that counterparties do not wish to have disclosed and may increase, because of the involvement of counsel and accountants assisting in such filings, the costs associated with such transactions. Due principally to restrictions imposed by the United States federal securities laws, the Company does not expect that FPI or GSMMDP will compete with it for any transaction which would require such affiliate to issue an instrument which is a security under such laws to a U.S. person. However, GSFM may issue securities and may compete with the Company for securities based transactions. In addition, because the Company will be able to access the U.S. capital markets, the Company's cost of funds may be lower than the cost of funds for the Company's affiliates. The Company believes Group has organized these entities to take advantage of the flexibility and cost advantages each of such entities provides.

GSMMDP is highly rated, conducts a similar business as the Company and can be expected to be a significant competitor of the Company. The Company anticipates that GSMMDP will engage principally in Derivative Transactions with counterparties rated in the three highest rating categories by one or more nationally recognized statistical rating agencies. As a result, the Company does not anticipate that it will compete with GSMMDP for transactions involving counterparties with ratings below the three highest categories. For transactions where the Company competes with GSMMDP, in addition to the factors described above, the Company anticipates that a number of counterparties may prefer GSMMDP due to its credit support from owners with a longer operating history, larger capital base, and more diversified business than the Company. However, the Company is unable to predict the degree to which potential counterparties may prefer GSMMDP to the Company. One of the directors of the Corporate General Partner is also a director of the general partner of GSMMDP. See "Directors and Executive Officers of the Registrant" under Item 10.

FPI is a highly rated derivative products company. FPI has the same executive officers as the Company. See "Directors and Executive Officers of the
Registrant" under Item 10. The Company anticipates that FPI may engage in certain transactions that the Company intends to avoid due to regulatory considerations, i.e., transactions which involve the purchase by FPI of instruments which may be "securities" within the meaning of the United States federal securities laws. However, the Company also expects that FPI may compete with the Company for all types of other transactions. The Company does not expect most counterparties to have a preference between itself and FPI. As a result, the Company expects competition with FPI to be based principally on the factors described above.

GSFM, subject to registration with the Commission, will engage primarily in securities-based OTC Derivatives Transactions. While Group does not presently anticipate that GSFM will engage in Derivatives Transactions that would otherwise be engaged in by the Company, no assurances can be given that Group will not in the future allocate such business to GSFM instead of the Company.

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

There can be no assurance, however, that regulatory authorities in one or more jurisdictions would not take a contrary view regarding the applicability of any such laws (including the applicability of the broker-dealer regulation requirements of the Exchange Act and the requirements of the Investment Company Act of 1940). For example, the Commission has generally not addressed the question of what constitutes a "security" within the meaning of the Exchange Act, and has broadly interpreted the definition of "security" under the Investment Company Act of 1940 in the context of applying the registration requirements of that Act. In addition, Congress and United States governmental agencies, including the Commodity Futures Trading Commission and the Government Accounting Office, have considered or are considering issues relating to derivative instruments generally and the appropriateness of alternative regulatory approaches. Were the Commission to take the position that the transactions in which the Company engages involve "securities", it might seek to require the Company to register as a broker-dealer, OTC derivatives dealer or investment company.

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

As discussed herein, the Company is a general partner in FPI whose business involves the purchase and sale of instruments that constitute "securities" and whose liabilities are held primarily outside the United States. FPI is also not registered as a broker-dealer under the Exchange Act or as an investment company under the Investment Company Act of 1940, or licensed, registered or authorized under any other securities, commodities or banking laws of the Cayman Islands or the United States. As with the Company, there can be no assurance that the Commission or regulatory authorities in other jurisdictions would not take a contrary view and require such licensing, registration or authorization. By virtue of the Company's general partnership interest in FPI and transactions in which the Company may engage with FPI, any such licensing, registration or authorization requirement could have a material adverse effect on the business of the Company.

From time to time bills have been introduced in the U.S. Congress which, if enacted into law, would impose varying degrees of regulation on certain of the types of Derivative Transactions in which the Company acts as counterparty. Such regulation could adversely affect certain of the Company's business activities.

Rating Information

The Company's long term debt and counterparty credit risk have been rated AAA by the Rating Agencies. The Company believes that such ratings were based upon, among other things, the legal separation of the Company from Group, the absence of market risk in the Company's portfolio, the credit quality of the Company's counterparties, the capital of the Company available to absorb defaults, and the procedures implemented by the Company to monitor and control the credit quality of, and the Company's exposure to, counterparties. See "-- Entering into New Derivative Transactions and Risk Management" and "-- Monitoring the Portfolio" above.

There can be no assurance that the Rating Agencies will continue to rate the Company's long term debt and counterparty credit risk, respectively, in their highest category and any decrease in such ratings may adversely affect the Company's ability to compete successfully. See "-- Competition" above.

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

The Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal years ended November 27, 1998, November 28, 1997 and November 29, 1996 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

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

Group indirectly controls the Company and all of its business activities. Group has several affiliates that compete with the Company for Derivative Transactions and has its own credit policies for counterparties. No assurance can be given that Group will not allocate transactions to its other affiliates or will permit the business of the Company to continue to expand. Further, Group has been engaged in a review of the Company's operations since October 1997 and there can be no assurance as to the outcome of this review. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under
Item 7.

The Company may routinely enter into transactions with GSCM and other affiliates of Group. The obligations of GSCM will be guaranteed by Group and the obligations of other Group affiliates may also be guaranteed by Group. The Company may, therefore, have a significant credit exposure to Group in the future. If the Company has a material exposure to Group, a default by Group would have a material and adverse effect on the Company.

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

The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions and the solicitation of new business. The failure of the relevant Group affiliate to perform those functions could prevent the Company from conducting its business, including making payments to its counterparties and ensuring compliance with its operational guidelines. In this regard, Group has informed the Company of its preparations for the Year 2000. A failure by the relevant Group affiliate to be Year 2000 compliant could materially adversely affect the business, results of operations and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Readiness Disclosure" under Item 7.

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

One of the ways the Company expects to make profits, if any, is from the spread between hedge transactions, which spread is expected to be a small percentage of the notional amount of such transactions. The size of the spread between transactions is subject to market forces and may be materially adversely impacted by competitive or other economic conditions.

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

Partners' capital is not subject to withdrawal or redemption on demand by the partners. The Company anticipates that it will make distributions to partners in the future. However, the amount of such distributions will be limited to ensure that the Company's ability to meet its obligations is not adversely affected.

ITEM 6: SELECTED FINANCIAL DATA

The selected income statement data for the fiscal years ended November 27, 1998, November 28, 1997, November 29, 1996, November 24, 1995 and November 25, 1994, and the balance sheet data as of November 27, 1998, November 28, 1997, November 29, 1996, November 24, 1995 and November 25, 1994 are derived from the Company's audited financial statements. The selected financial data should be read in conjunction with the financial statements of the Company and notes thereto contained in Item 14.

(U.S. dollars in thousands, except ratios)


                                         Fiscal Year       Fiscal Year      Fiscal Year      Fiscal Year     Fiscal Year
                                         Ended             Ended            Ended            Ended           Ended
                                         Nov. 27, 1998     Nov. 28, 1997    Nov. 29, 1996    Nov. 24, 1995   Nov. 25, 1994
                                         -------------     -------------    -------------    -------------   -------------

Income Statement Data:
Revenues, net of interest expense         $11,516           $15,558          $15,393          $13,461         $11,844
Operating expenses                          1,964 (1)           722              879              878           1,645
Income before taxes                         9,552            14,836           14,514           12,583          10,199
Net income                                  9,170            14,228           13,933           12,280          10,199

Balance Sheet Data:
Total assets                             $460,794          $581,683         $370,975         $425,052        $334,068

Long-term borrowings                      209,033           276,489          116,778           40,383               0
Partners' capital                         157,319           148,121          134,043          124,805         117,042

Other Data
Ratio of earnings to fixed charges (2)       1.6X              2.6X             5X              26X            378X (3)

Notes: (1)   The  increase in  operating  expenses in fiscal 1998 as compared to fiscal 1997 is due, in part,  to  additional consulting fees and amounts billed to the Company by GS&Co.  pursuant to the  Calculation  Agreement (as defined and described under Item 13) relating to the  aforementioned  review by Group.  The remainder of the increase is attributable  to a write-off of debt issuance  costs relating to the  retirements  of the $27 million  principal amount of Oxford Notes (as defined under Item 7) and $72 million  principal amount of Citicorp Notes (as defined under Item 7) during fiscal 1998.

       (2)   For purposes of computing the ratio of earning to fixed charges, earnings as adjusted consist of net income plus income taxes and fixed charges.  Fixed charges  consist of interest  expense and  amortization  of debt issuance costs.

       (3)   The Company does not consider this ratio to be meaningful since it is based on $5,000,000 in principal amount of the Company's Series A Medium-Term Notes outstanding only 42 days during fiscal 1994.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company is a derivative products company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including an affiliate of the Company) wish to enter into one or more Derivative Transactions between themselves, but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Derivative Transactions entered into or guaranteed by the Company consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies. See "Business" in Item 1. In addition, from time to time the Company issues structured notes.

At November 27, 1998, the Company had entered into or guaranteed $10.4 billion notional amount of interest rate swaps and options and $1.4 billion notional amount of currency options, forwards and swaps with a total of 35 counterparties.

In general, the Company refers to transactions where all of the payment obligations or delivery obligations can be met from cash flow or delivery obligations from one or more transactions in its portfolio as being "hedged". It is important to note in this regard that, except with respect to certain interest rate swaps entered into to hedge the interest rate risk on its outstanding debt, the Company hedges its cash flow on a portfolio basis, not on a transaction by transaction basis. Accordingly, any particular payment or delivery obligation under a transaction may not be offset with a single corresponding transaction.

Substantially all of the Company's Derivative Transactions involve some degree of hedging with affiliates. The Company has entered into or guaranteed $6.5 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third-party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions
guaranteed,   as  well  as  Derivative  Transactions  between  the  Company  and affiliates which hedge the Company's structured notes and interest rate or currency exposure on surplus cash flow from its portfolio or which are intended to mitigate total credit risk.

As of November 27, 1998, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $212 million. Subject to the outcome of the review of the Company's business and operations discussed below, the Company expects to continue to issue equity-linked Medium-Term Notes in the future. The Company intends to utilize substantially all of the proceeds received from such issuances to acquire shares of common stock, purchase exchange-traded and over-the-counter options and enter into interest rate and equity-linked swaps with affiliates to hedge its obligations under the Notes. The remainder of the proceeds from each issuance will be added to the Company's working capital to support its operating activities.

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

Since October 1997, Group has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and FPI have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for all of fiscal 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the first fiscal quarter of 1999, and may affect later quarters depending upon the timing of the completion of the review and the implementation of any findings.

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

The Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal years ended November 27, 1998, November 28, 1997 and November 29, 1996, include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

   Fiscal 1998 Compared with Fiscal 1997

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" above, Group has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business. Since the commencement of this review, the Company has neither entered into nor guaranteed any new Derivative Transactions. This lack of activity by the Company has negatively affected the Company's results of operations in fiscal 1998 relative to fiscal 1997. See "Supplementary Financial Information" under Item 14.

For fiscal 1998, the Company reported revenues, net of interest expense, of $11.5 million, consisting principally of net interest income of $9.2 million and intermediation profits of $2.4 million. This represented a decrease in reported revenues, net of interest expense, of 26.0% compared to fiscal 1997. During the period, the Company did not enter into or guarantee any new Derivative
Transactions due to the aforementioned review by Group. The Company incurred interest expense of $15.7 million during fiscal 1998 relating to equity-linked Medium-Term Notes. See "-- Liquidity and Capital Resources" below.

Interest income for fiscal 1998 increased to $24.9 million, compared to $14.2 million during the preceding year, primarily as a result of amounts recorded as interest income on Derivative Transactions relating to Notes issued by the Company that are linked to a single stock. As a result of the aforementioned review by Group, the Company did not earn any initial intermediation profit during fiscal 1998. Other intermediation profit decreased by $0.9 million to $2.4 million in fiscal 1998 versus other intermediation profit of $3.3 million in fiscal 1997. $2.9 million of other intermediation profit reflected amortization of performance guarantee fees, including accelerated amortization of performance guarantee fees in an aggregate amount of $2.2 million relating to transactions that were terminated at the request of the counterparties prior to maturity during fiscal 1998. This was offset in part by a decrease in the present value of the expected cash flows of the Company's portfolio. Interest expense of $15.7 million for the fiscal year ended November 27, 1998 increased significantly from the $9.3 million incurred in the same fiscal period in 1997. This increase was the result of the significant increase in the average amount of long term debt outstanding in fiscal 1998 as compared to fiscal 1997. The effective weighted average interest rate for long term borrowings was 5.99% for fiscal 1998 and 5.91% for fiscal 1997.

Operating expenses for the fiscal year ended November 27, 1998 increased 172% to $2.0 million from $722 thousand during the same period in 1997. Other operating expenses were $1.4 million and $525 thousand for the fiscal years ended November 27, 1998 and November 28, 1997, respectively. The increase is due, in part, to additional consulting fees and amounts billed to the Company from GS&Co. under the Calculation Agreement relating to the aforementioned review by Group. See "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- Summary of Expenses" under Item 13. The remainder of the increase is attributable to a write-off of debt issuance costs relating to the retirements of $27 million principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) (the "Oxford Notes") and $72 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 (the "Citicorp Notes") during fiscal 1998. Fees and expense reimbursement to Group affiliates included within operating expenses were $603 thousand and $197 thousand for the fiscal years ended November 27, 1998 and November 28, 1997, respectively.

Net income of $9.2 million for the 1998 fiscal year decreased by 35.5% or $5.1 million from fiscal 1997 net income of $14.2 million. This decrease was primarily due to the lack of activity described above. Total assets as of November 27, 1998 were $461 million, consisting principally of cash and cash equivalents, Derivative Transactions and securities owned, a decline of 20.8% from total assets of $582 million as of November 28, 1997.

Net cash provided by operating activities during fiscal 1998 was $25.5 million, which principally reflected an increase in long-term borrowings due to embedded Derivative Transactions, unrealized losses on common stock purchased as a hedge of Medium-Term Notes and net income. Net cash used in financing activities during fiscal 1998 was $75.7 million reflecting repurchase and retirement of $27 million aggregate principal amount of Oxford Notes and $72 million aggregate principal amount of Citicorp Notes. Net cash provided by investing activities during fiscal 1998 was $52.4 million reflecting the sale of securities that were hedging Medium-

Term Notes which were repurchased and retired. See "-- Liquidity and Capital Resources" below. In comparison, for the 1997 fiscal year, net cash provided by operating activities was $125.8 million which principally reflected a reduction in the net investment in Derivative Transactions, unrealized losses on the Oxford common stock purchased as a hedge of the Oxford Notes and net income. Net cash provided by financing activities during fiscal 1997 was $161 million reflecting the issuance of equity-linked Medium-Term Notes. Net cash used in investing activities during fiscal 1997 was $137 million, reflecting the purchase of securities as a hedge of the Medium-Term Notes.

   Fiscal 1997 Compared with Fiscal 1996

For fiscal 1997, the Company reported revenues net of interest expense of $15.6 million, consisting principally of intermediation profits of $10.6 million and net interest income of $5.0 million. This represented an increase in reported revenues net of interest expense of 1.2% compared to fiscal 1996. During the period, the Company entered into or guaranteed 656 Derivative Transactions with non-affiliates, and 683 Derivative Transactions with affiliates. The aggregate notional principal amount of Derivative Transactions entered into or guaranteed by the Company during the period was $18.3 billion, which resulted in initial intermediation profits of $7.3 million. Other intermediation profit for the period was $3.3 million, resulting principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due primarily to a reduction in the time remaining until those cash flows are realized. The Company incurred interest expense of $9.3 million during fiscal 1997 as a result of the issuance of equity-linked Medium-Term Notes. See -- Liquidity and Capital Resources" below.

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

Interest income for fiscal 1997 increased to $14.2 million, compared to $7.5 million during the preceding year, primarily as a result of larger average balances of cash and cash equivalents. Total intermediation profit for the fiscal year ended November 28, 1997 decreased approximately $1 million or 8.2% as compared to fiscal 1996. Initial intermediation profit for fiscal 1997 increased by $0.3 million or 4.3% over fiscal 1996, reflecting a significant increase in the number of Derivative Transactions entered into with non-affiliates, mostly offset by a reduction in the average notional amount of such transactions and the shorter maturities of such transactions. Other intermediation profit decreased by $1.3 million to $3.3 million in fiscal 1997 versus other intermediation profit of $4.6 million in fiscal 1996. The decrease principally reflected a decrease in the average net investment in Derivative Transactions during the year. Interest expense of $9.3 million for the fiscal year ended November 28, 1997 increased significantly from the $3.6 million incurred in the same fiscal period in 1996. This increase was the result of the significant increase in the average amount of long term debt outstanding in fiscal 1997 as compared to fiscal 1996. The effective weighted average interest rate for long term borrowings was 5.91% for fiscal 1997 and 5.41% for fiscal 1996.

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

Net income of $14.2 million for the 1997 fiscal year increased by 2.1% or $0.3 million from fiscal 1996 net income of $13.9 million. Total assets as of November 28, 1997 were $582 million, consisting principally of cash and cash equivalents, Derivative Transactions and securities owned.

As described in "-- Overview" above, Group has undertaken a review of the operations of the Company and certain other Group Affiliates engaged in the derivative products business. Since the commencement of this review, the Company has not entered into any new Derivative Transactions. This lack of activity by the Company has negatively affected the Company's results of operations in the 1997 fourth fiscal quarter relative to the fourth fiscal quarter of the prior year. See "Supplementary Financial Information" under Item 14.

Net cash provided by operating activities during fiscal 1997 was $126 million, which principally reflected a reduction in the net investment in Derivative Transactions, unrealized losses on the Oxford Health Plans, Inc. common stock purchased as a hedge of a Medium-Term Note and net income. Net cash provided by financing activities during fiscal 1997 was $161 million reflecting the issuance of Medium-Term Notes. Net cash used in investing activities during fiscal 1997 was $137 million reflecting the purchase of securities as a hedge of the Medium-Term Notes. See "-- Liquidity and Capital Resources" below. In fiscal 1996, cash used in operating activities was $115.8 million which principally reflected the pre-payment of certain liabilities under Derivative Transactions with affiliates. Net cash provided by financing activities during fiscal 1996 was $64.0 million, principally reflecting proceeds on the issuance of the Company's Medium-Term Notes, offset in part by distributions to the Company's partners. Net cash provided by investing activities during fiscal 1996 was $24.7 million, which reflected a reduction of the Company's investment in time deposits with a maturity of greater than three months.

Quantitative and Qualitative Disclosures about Market Risk

    Market-Sensitive Instruments and Risk Management

See "-- Overview" and  "Business -- Hedging of  Derivative  Transactions"  under
Item 1 for a description of the Company's portfolio composition and hedging strategies.

Interest-Rate Risk Management. Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. As a result, the Company may experience fluctuations in reported revenues. The aggregate hypothetical reduction in reported revenues from the Company's portfolio as of November 27, 1998 that would have resulted from a hypothetical 100 basis point increase in interest rates across the entire yield curve, is estimated to be $20 thousand. Because the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

In addition, the Company has issued Medium-Term Notes with an aggregate principal amount of $175 million, the principal payments on which are determined by reference to the performance of a single equity security or an equity index (see "-- Equity-Price Risk Management" below). The interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the remaining interest-rate risk in respect of the Notes.

Foreign-Exchange Risk Management. Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported revenues will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of November 27, 1998, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition. Based on the value of the Company's non-U.S. dollar net assets as of November 27, 1998, its reported revenues would be reduced by $846 thousand if the Company were to realize no value from such currencies. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

Equity-Price Risk Management. As of November 27, 1998, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $212 million. The Company has purchased equity securities and has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. As the Company's exposure to fluctuations in the market price of the equity securities, exchange traded options and Derivative Transactions with affiliates is offset by changes in its liability for the face or principal amount of the equity-linked Notes, fluctuations in the prices for such securities and options will not result in a reduction of the Company's reported revenues. As discussed above in "-- Interest-Rate Risk Management", the interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the remaining market risk in respect of the Notes.

Commodity-Price Risk Management. The Company had no positions sensitive to commodity-price risk as of November 27, 1998.

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

The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default.
However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which management believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative values; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the value of Derivative Transactions recorded on the Company's balance sheet. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty and of any Derivative Transactions structured on a limited recourse basis as discussed under "Business -- Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk -- Documentation" in Item 1. In certain circumstances, the Company may reduce its credit exposure to a counterparty by requiring that the counterparty deposit margin or collateral. When accepting margin or collateral, the Company generally accepts only high quality marketable securities (e.g., U.S. Treasury bonds or notes and securities issued or backed by U.S. governmental agencies). The Company calculates credit exposure net of collateral when it believes that it has a perfected security interest in such collateral under an enforceable agreement.

The composition, at November 27, 1998 and November 28, 1997, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and guarantees and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., any collateralized portion of Derivative Transactions reported as assets to the extent of the value of the collateral received and any Derivative Transactions structured on a limited recourse basis as discussed under " Business -- Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk -- Documentation" in Item 1.) At November 27, 1998 and November 28, 1997, the Company's counterparties consisted largely of banks located in Europe and North America, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

               Current Credit Exposure - By S&P Rating of Obligor:
               ---------------------------------------------------
                           (U.S. dollars in millions)

                        November 27, 1998                  November 28, 1997
                        -----------------                  -----------------
S&P Rating:             $              Percent             $            Percent
-----------           ------           -------          ------          -------
AAA                   $104.5             25.0%          $127.8            28.8%
AA+                     78.4             18.8             77.1            17.4
AA                      36.9              8.8             70.4            15.9
AA-                    158.4             38.0             33.2             7.5
A+                      24.9              6.0             86.1            19.4
A                       11.1              2.7             11.0             2.5
A-                       0.0              0.0             37.1             8.4
Below A-                 3.0              0.7              0.3             0.1
                      ------           ------           ------          -------
     Total            $417.2            100.0%          $443.0           100.0%
     -----            ======           ======           ======          =======


         Current Credit Exposure - By Country of Obligor's Headquarters:
         ---------------------------------------------------------------
                           (U.S. dollars in millions)

                        November 27, 1998                  November 28, 1997
                        -----------------                  -----------------
Country:                $             Percent             $            Percent
--------              ------          -------           ------         -------
U.S.                  $239.9             57.5%          $253.2           57.2%
Switzerland             41.2              9.9             70.3           15.9
France                  30.1              7.2             58.6           13.2
Germany                 62.6             15.0             36.9            8.3
Japan                    3.0              0.7             24.0            5.4
Netherlands             38.5              9.2              0.0            0.0
Other                    1.9              0.5              0.0            0.0
                      ------            -----           ------          -----
     Total            $417.2            100.0%          $443.0          100.0%
                      ======            =====           ======          =====


                 Current Credit Exposure - By Obligor Industry:
                 ----------------------------------------------
                           (U.S. dollars in millions)

                        November 27, 1998                  November 28, 1997
                        -----------------                  -----------------
Industry:               $             Percent             $            Percent
---------             ------          -------           ------         -------
Banks                 $311.1            74.6%           $318.6          71.9%
Financials              39.1             9.4              60.2          13.6
Industrials             10.6             2.5              28.7           6.5
Government Agencies     56.4            13.5              35.5           8.0
                      ------           -----            ------         -----
     Total            $417.2           100.0%           $443.0         100.0%
                      ======           =====            ======         =====

The Company has entered into and, subject to the conclusion and findings of Group's review of its operations, expects to continue to enter into transactions with FPI or GSCM (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's equity-linked Medium-Term Notes and interest rate or currency exposure on surplus cash flow from its portfolio or which are intended to mitigate total credit risk.) At November 27, 1998, the Company had $9.7 million and $2.2 million of credit exposure to GSCM and FPI, respectively, as a result of these transactions. In addition, the Company had $13.0 million of credit exposure to Goldman Sachs International ("GSI") as a result of transactions guaranteed. Due to the level of credit exposure to Group or its affiliates at November 27, 1998, the Company does not believe that financial information with respect to Group is material to investors in the Company's debt securities.

The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. At November 27, 1998, the Company had credit exposure net of collateral exceeding 10% of its total assets to Bank of America, NA and Commerzbank AG. The combined exposures to these two banks represent 24% of the Company's total assets. The Company's largest credit exposure to any one counterparty was $60 million, or 13% of its total assets, to Bank of America, NA. Bank of America, NA and Commerzbank AG both were rated AA- by S&P at November 27, 1998. The Company would incur a large loss if either of these two counterparties were to default, but the Company currently does not anticipate any loss as a result of these exposures. Additionally, the Company currently does not consider its credit exposure to any counterparty excessive since none of such exposures exceeded the Company's net worth. At November 28, 1997, the Company had credit exposure exceeding 10% of its total assets to Republic National Bank, Union Bank of Switzerland, Morgan Guaranty Trust Company of New York and Banque Nationale de Paris. Collectively, such exposures represented 44% of total assets. All four counterparties had a rating of A+ or better from at least one internationally recognized credit rating agency.

As of November 27, 1998, the Company was a party to Derivative Transactions with a notional amount of $11.8 billion. Of these, $3.9 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.


    Notional Amount of Derivative Transactions With Potential Credit Exposure
                                  By Maturity:
    -------------------------------------------------------------------------
                           (U.S. dollars in millions)

                         November 27, 1998                  November 28, 1997
                         -----------------                  -----------------
                        $             Percent             $             Percent
                      ------          -------           -------         -------
1997-1999             $1,968            24.7%            $8,374          40.1%
2000-2002              1,535            19.3              4,528          21.7
2003-2005              1,913            24.1              3,371          16.2
2006-2008              1,624            20.4              2,713          13.0
2009-2021                915            11.5              1,867           9.0
                      ------           -----            -------         -----
     Total            $7,955           100.0%           $20,853         100.0%

    Notional Amount of Derivative Transactions With Potential Credit Exposure
                          By Credit Quality of Obligor:
    -------------------------------------------------------------------------
                           (U.S. dollars in millions)

                         November 27, 1998                  November 28, 1997
                         -----------------                  -----------------
S&P Rating:             $              Percent             $            Percent
-----------           ------           -------           ------         -------
AAA                   $1,437             18.1%           $3,415           16.4%
AA+                      433              5.4               239            1.1
AA                       300              3.8               303            1.5
AA-                      189              2.4               438            2.1
A+                       101              1.3                66            0.3
A                        453              5.7             1,112            5.3
A-                         0              0.0             1,552            7.4
Below A-                 124              1.6               114 (a)        0.6
Affiliates             4,918             61.7            13,614           65.3
                      ------            -----           -------          -----
     Total            $7,955            100.0%          $20,853          100.0%
                      ======            =====           =======          =====

(a) Includes Derivative Transactions which were collateralized in part and therefore reflect reduced credit exposure.


   Notional Amount of Derivative Transactions With Potential Credit Exposure
                       By Principal Underlying Index Type:
   -------------------------------------------------------------------------
                           (U.S. dollars in millions)

                        November 27, 1998             November 28, 1997
                        -----------------             -----------------
                        $            Percent           $            Percent
                      ------         -------        ------          -------
Interest rate         $7,059          88.7%         $16,498           79.1%
Currency                 860          10.8            4,271           20.5
Other                     36           0.5               84            0.4
                      ------         -----           ------          -----
    Total             $7,955         100.0%         $20,853          100.0%
                      ======         =====          =======          =====


The notional amount of currencies, expressed in U.S. dollars at November 27, 1998, to be exchanged under currency options and currency swaps outstanding at November 27, 1998 (see "Currency" in the table above) were U.S. dollars ($150 million), European currency units (approximately $120 million), Japanese yen (approximately $54 million), Dutch guilders (approximately $162 million), Deutsche marks (approximately $221 million), British pounds (approximately $99 million), Italian lire (approximately $38 million) and French francs (approximately $16 million).

The fair values of Derivative Transactions as of November 27, 1998 and the average monthly fair values of such instruments for the fiscal year then ended, computed in accordance with the Company's netting policy, are as follows:


                                   November 27, 1998          Average
                                   -----------------          -------
(U.S. dollars in millions)        Assets  Liabilities    Assets  Liabilities
                                  ------  -----------    ------  -----------

Non-affiliates
--------------
Derivative Transactions           $115.0    $89.1       $148.2    $122.4

Affiliates
----------
Derivative Transactions             11.9      0.0         12.3       0.0

                                   November 28, 1997          Average
                                   -----------------     -------------------
(U.S. dollars in millions)        Assets  Liabilities    Assets  Liabilities
                                  ------  -----------    ------  -----------

Non-affiliates
--------------
Derivative Transactions           $173.0    $154.0       $175.1    $131.2

Affiliates
----------
Derivative Transactions             19.6       0.0         14.0       0.0


The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At November 27, 1998, FPI had total liabilities of $137 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

As of November 27, 1998, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

At November 27, 1998, the Company had $294 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its
current  payment  obligations.   The  Company  anticipates  that  it  will  make
distributions  to  partners  in  the  future.   However,   the  amount  of  such
distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

The Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective registration statement that initially covered $500 million of Notes. As of November 27, 1998, the Company had $226 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 Indexed Notes due December 22, 2000, $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002, approximately $13.5 million initial principal amount of Oxford Notes and $48 million principal amount of Citicorp Notes. The single stock related Note issuances (i.e., the Oxford Notes and the Citicorp Notes) are an integral part of individually structured derivative transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of the Citicorp Notes allow, and the terms of the Oxford Notes require, the holder to exchange the Notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The hedging of the equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes. Subject to the completion of the review of the Company's business and operations discussed above under "-- Overview", the Company intends to continue to issue equity-linked Notes. As a result, the Company's leverage will increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

On July 16, 1998, the Company repurchased and then retired approximately 67% of the Oxford Notes for $7.1 million, representing 320,000 such Notes. Prior to repurchase, the Notes were held by an affiliate. The Company recognized a loss of $65 thousand on the retirement, primarily consisting of expenses relating to the early termination of a Derivative Transaction related to the Notes.

On November 20, 1998, the Company repurchased and then retired 60% of the Citicorp Notes for $68.6 million, representing $72 million aggregate face value of such Notes. Prior to repurchase, the Notes were held by an affiliate. The Company recorded no gain or loss on the retirement.

As of November 27, 1998, securities owned consisted of shares of Oxford common stock of Oxford Health Plans, Inc. (fair value approximately $1.9 million) and shares of Citigroup common stock (fair value approximately $36.9 million).

Partners' capital is not subject to withdrawal or redemption on demand by the partners. All net income during fiscal 1997 and fiscal 1998, respectively, was retained in partners' capital. At November 27, 1998, the Company had $157 million of partners' capital. Subject to the completion and review of the Company's business and operations discussed above under "-- Overview", the Company believes that this level of partners' capital is sufficient for it to continue to expand both the type and the volume of its Derivative Transactions.

YEAR 2000 READINESS DISCLOSURE

As discussed under "Certain Relationships and Related Transactions -- Operational and Administrative Relationships with Group -- Administrative
Services Agreements" under Item 13, substantially all of the Company's operational and administrative functions are provided by affiliates of Group. Group has advised the Company as follows with respect to Year 2000 issues:

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

Group, which for purposes of this discussion of Year 2000 includes its affiliates, has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, and its non-information technology systems so that they will properly recognize and utilize dates beyond December 31, 1999. Group presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems worldwide. However, if such modifications and conversions are not made or are not completed on a timely basis, or if Group's identification and assessment of "mission-critical" systems proves to have been incorrect or incomplete, the Year 2000 issue would have a material adverse effect on the Company. Moreover, even if these changes are successful, failure of third parties to which Group is financially or operationally linked to address their own system problems would have a material adverse effect on the Company.

Group's Year 2000 plans are based on a five phase approach, which includes awareness; inventory, assessment and planning; remediation; testing; and implementation. In 1997, the awareness phase (in which Group defined the scope and components of the problem, its methodology and approach and obtained senior management support and funding) was completed. Group completed the inventory, assessment and planning phase for its systems by September 30, 1997. By December 1998, Group had completed the remediation phase for approximately 99% of its mission-critical systems and had completed the application testing and implementation phases for approximately 95% of its mission-critical systems. Group plans to complete these phases for the few remaining mission-critical systems by the end of March 1999. During the first half of calendar 1999, Group is scheduled to conduct internal integration testing with respect to critical securities and transaction flows in order to validate that its systems can successfully perform critical business functions beginning in January 2000. With respect to its non-mission-critical systems, Group expects to complete its Year 2000 efforts during calendar 1999.

For technology products that are supplied by third-party vendors, Group has completed an inventory, ranked products according to their importance, and developed a strategy for achieving Year 2000 readiness for substantially all non-compliant versions of software and hardware. While this process included collecting information from vendors, Group is not relying solely on vendors' verification that products are Year 2000 compliant or ready. Rather, Group is also testing vendor-supplied products that it considers mission-critical to help determine whether they will perform properly and support Group's systems beginning in January 2000. As of December 31, 1998, Group's mainframe platform and products had been tested and substantial progress had been made in testing Group's telecommunications and non-mainframe technology infrastructure. Since telecommunications carriers have indicated that they will not test with individual companies, Group is relying on information provided by these vendors as to whether they are Year 2000 compliant.

Group is also addressing Year 2000 issues that may exist outside its own technology activities, including its facilities and other business processes, as well as external service providers and other third parties with which it interfaces. Group has inventoried and ranked its customers, business and trading partners, utilities, exchanges, depositories, clearing and custodial banks and other third parties with which Group has important financial and operational relationships.

By the end of December 1998, Group had participated in approximately 50 "external", i.e., industry-wide or point-to-point, tests of its systems, including the "Beta" test sponsored by the Securities Industry Association ("SIA") for its U.S. members in July 1998, which Group successfully completed. By the end of June 1999, Group expects to have participated in approximately 120 additional external tests of its U.S. systems, including the SIA "Streetwide" test scheduled for March 1999, and other major industry tests in those global markets where Group conducts significant business.

Group has created an assessment program to monitor the Year 2000 preparedness of its customers and trading counterparties and considers Year 2000 preparedness as part of the credit review process. Assessments for material customers and counterparties were substantially complete (96%) as of September 30, 1998. Group's efforts to evaluate the risks posed by third parties is ongoing and Group expects to take mitigation steps, as appropriate, to reduce exposure to these parties who pose financial or operational risks to Group and its affiliates, including the Company. In addition, Group is inventorying its facilities in over fifty locations, including buildings that are owned by Group or controlled by landlords. Testing is underway for building management systems, including elevators, fire and safety systems, and other products with embedded chip technology.

If third parties with whom the Company interacts have Year 2000 problems that are not remedied, problems could include the following: (i) in the case of vendors, disruption of important services upon which the Company depends, such as telecommunications and electrical power; (ii) in the case of data providers, receipt of inaccurate or out-of-date information that would impair the

Company's ability to perform critical data functions, such as pricing the Company's securities or other assets; (iii) in the case of financial intermediaries such as exchanges and clearing agents, in failed trade settlements, inability to trade in certain markets and disruption of funding flows; (iv) in the case of counterparties and customers, financial and accounting difficulties for those parties that expose the Company to increased credit risk and lost business. Disruption or suspension of activity in the world's financial markets is also possible.

Acknowledging that a Year 2000 failure, whether internal or external, could have an adverse effect on the ability to conduct day-to-day business, Group is employing a comprehensive and global approach to contingency planning. Group's contingency planning effort is based on the presumption that any component in the environment could fail, whether it be an internally developed, mission-critical application, a vendor product or service, a facility or other third parties, including exchanges, clearinghouses and depositories. Group expects to have contingency plans covering the businesses of the Company completed by October 15, 1999.

Group has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, to complete the remediation and testing of internally-developed systems, replacement and testing of third-party products and services, including non-technological products and services, in order to achieve Year 2000 compliance as well as in connection with Group's Year 2000 contingency planning efforts. Group currently estimates that these costs will total between $140 million and $150 million, over half of which has been spent to date. These estimates include the cost of technology personnel but do not include the cost of most non-technology personnel involved in Group's Year 2000 effort. The remaining cost of Group's Year 2000 program is expected to be incurred in 1999 and early 2000.

The costs of the Year 2000 program and the date on which Group plans to complete the Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from Group's plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded chip technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.


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

The table below sets forth the names, ages and positions of the persons who are the directors and executive officers of the Corporate General Partner. All the directors below are also directors of GS Financial Products Co. ("GSFP Co."), the managing general partner of FPI.


NAME                          AGE                 POSITION
----                          ---                 --------

Noel B. Donohoe               40                  Director
C. Douglas Fuge               43                  Director and President
Jonathan M. Lopatin           44                  Director
Kenneth A. Miller             48                  Director
Thomas K. Montag              42                  Director
Mark A. Zurack                42                  Director
Denis Dennehy                 28                  Vice President
Jay J. Ryan                   36                  Vice President
Brian J. Lee                  32                  Treasurer
Patrick E. Harris             40                  Secretary


Noel Donohoe has been a Director of the Corporate General Partner since December 7, 1998. Mr. Donohoe became a Managing Director of GS&Co. in September 1998, and was a Vice President of GS&Co. prior to that time.

C. Douglas Fuge has been a Director and President of the Corporate General Partner since December 7, 1998. Mr. Fuge is also the President of GSFP Co., the managing general partner of FPI. Mr. Fuge became a Managing Director of GS&Co. in November 1996, and was a Vice President of GS&Co. prior to that time.

Jonathan M. Lopatin has been a Director of the Corporate General Partner since December 7, 1998. Mr. Lopatin became general partner of GS&Co. in November 1994 and was a vice president of GS&Co. prior to that time. In November 1996, Mr. Lopatin became a participating limited partner of Group and an Executive Vice President of the general partner of Group.

Kenneth A. Miller has been a Director of the Corporate General Partner since December 7, 1998. Mr. Miller became a Managing Director of GS&Co. in October 1996, and was a Vice President of GS&Co. prior to that time.

Thomas K. Montag has been a Director of the Corporate General Partner since May 1, 1995. Mr. Montag became a general partner of GS&Co. in November 1994 and was a Vice President of GS&Co. prior to that time. Mr. Montag is a Director of the corporate general partner of GSMMDP. Commencing in October 1993, Mr. Montag has served intermittently as president and vice president of the corporate general partner of GSMMDP. In November 1996, Mr. Montag became a participating limited partner of Group and an Executive Vice President of the general partner of Group.

Mark A. Zurack has been a Director of the Corporate General Partner since April 1, 1997. Mr. Zurack became a general partner of GS&Co. in November 1994 and was a vice president of GS&Co. prior to that time. In November 1996, Mr. Zurack became a participating limited partner of Group and an Executive Vice President of the general partner of Group.

Denis Dennehy has been Vice President of the Corporate General Partner since February 23, 1999. Mr. Dennehy is also a Vice President of GSFP Co., the managing general partner of FPI.

Mr. Dennehy has been a vice president of GS&Co. since 1998. Mr. Dennehy has been an employee of GS&Co. since February 1996 and prior to that was a treasury associate of GSI.

Jay J. Ryan has been Vice President of the Corporate General Partner since February 23, 1999. Mr. Ryan is also a Vice President of GSFP Co., the managing general partner of FPI. Mr. Ryan has been a vice president of GS&Co. since 1992.

Brian J. Lee has been Treasurer of the Corporate General Partner since February 23, 1999. Mr. Lee is also Treasurer of GSFP Co., the managing general partner of FPI. Mr. Lee has been a vice president of GS&Co. since 1996. Prior to that time, Mr. Lee was a financial analyst of GS&Co.

Patrick E. Harris has been Secretary of the Corporate General Partner since February 23, 1999. Mr. Harris is also Secretary of GSFP Co., the managing general partner of FPI. Mr. Harris has been Associate General Counsel of GS&Co. since 1999. Prior to that time, Mr. Harris was Assistant General Counsel of GS&Co.

The President, the Vice Presidents and the Treasurer are responsible to the Board of Directors for the execution of transactions approved by the Board and the administration of the business of the Corporate General Partner (including the business of the Company) pursuant to authorities given by the Board. There are no other officers of the Corporate General Partner or the Company.

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

The Company expensed $174 thousand and $155 thousand during the fiscal years ended November 27, 1998 and November 28, 1997, respectively, for services provided by Group Affiliates pursuant to the Custodian and Space Sharing Agreements (as defined in Item 13). Additionally, the Company paid Group
Affiliates $702 thousand for services rendered in connection with the issuance of its equity-linked Medium-Term Notes, pursuant to the Origination Agreements (as defined in Item 13) during the fiscal year ended November 28, 1997. No services were obtained or charged under the Origination Agreements during the fiscal year ended November 29, 1996 since all transactions in that year were done on a principal basis. In addition, no services were obtained or charged under the Origination Agreements during fiscal 1998 as a result of the review of the Company's business and operations discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7. The Company also expensed $429 thousand and $42 thousand during the fiscal years ended November 27, 1998 and November 28, 1997, respectively, for services provided by Group Affiliates pursuant to the Calculation Agreement (as defined in Item 13). The significant increase in expenses billed under the Calculation Agreement in fiscal 1998 as compared to fiscal 1997 was due primarily to expenses related to the aforementioned review. See "Certain Relationships and Related Transactions -- Summary of Expenses" in
Item 13.


The Company and the affiliates of Group providing services to the Company are all subsidiaries of Group. Each director of the Corporate General Partner that is a participating limited partner of Group has substantially the same interest in the profits of the Company as he has in the profits of the affiliates that provide services to the Company. Accordingly, the directors of the Corporate General Partner are not benefited by these inter-company payments.

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

The sole business of the Corporate General Partner is to manage the Company. As of November 27, 1998, the Corporate General Partner had equity of $2.4 million, and assets of $2.6 million (principally cash and cash equivalents).

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

Group is the parent company of the Goldman Sachs organization. As discussed above, Group directly and indirectly owns all of the ordinary shares of Holdings. In addition, all of the directors of the Corporate General Partner are either Executive Vice Presidents of the general partner of Group or Managing Directors of entities controlled by Group. Therefore, Group effectively controls the business and operations of the Company. See "Directors and Executive Officers of the Registrant" under Item 10. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the current review of the Company's business and operations. However, liabilities of the Company are not liabilities of, or guaranteed by, Group or any partner thereof or controlling person thereof. Accordingly, neither Group nor any such person has any liability with respect to any indebtedness or other obligations of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEDGING TRANSACTIONS WITH GSCM AND FPI

In the ordinary course of business, the Company enters into hedging transactions with GSCM and/or FPI. As of November 27, 1998 and November 28, 1997, the notional amounts of the Derivative Transactions with GSCM were $6.5 billion and $15.7 billion, respectively. As of each of November 27, 1998 and November 28, 1997, the notional amounts of the Derivative Transactions with FPI were $40 million.

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

   ADMINISTRATIVE SERVICES AGREEMENTS

The services which the Company considers Administrative Services include the maintenance of books, records and accounts, the preparation and distribution of financial statements and other such material, and the investment on a short-term basis of the Company's excess cash resources pursuant to prearranged guidelines. These services currently are provided under an agreement (the "Custodian Agreement") with Goldman Sachs (Cayman) Trust, Limited ("Cayman Trust"). In addition, pursuant to another agreement (the "Space Sharing Agreement"), Cayman Trust provides for the non-exclusive use within its premises of space for the Company's business uses, including directors' and partners' meetings, as well as telecopy facilities and separate telephone and post office box facilities. Each of the Company's agreements with Cayman Trust was entered into on November 27, 1992 and the Custodian Agreement was amended on February 14, 1996. The Custodian Agreement requires the Company to pay fees of $150,000 per annum plus variable expenses, subject to renegotiation under materially changed circumstances, while the Space Sharing Agreement requires the Company to pay fees of $5,000 per annum, plus reasonable expenses.

Additionally, the Company holds a brokerage account with The Goldman Sachs Trust Company, and various Group Affiliates may provide custody services for, and clear and settle transactions by, the Company.

   NEW BUSINESS SERVICES AGREEMENTS

Each of GS&Co. and GSI provides or will provide New Business Services pursuant to separate agreements with the Company (together, the "Origination Agreements"). Under these Agreements, each of GS&Co. and GSI has agreed to use reasonable efforts to obtain bids from third parties with respect to proposed transactions between third parties and the Company. In addition, GS&Co. has agreed to provide, or cause to be provided, analyses of products and transactions and credit reviews of counterparties. See "Business -- Entering into New Derivative Transactions and Risk Management -- Credit Quality and Counterparty Credit Risk -- Counterparty Credit Quality" under Item 1. GS&Co. has no liability in respect of the provision of such credit reviews except in the case of gross negligence. GS&Co. also provides, pursuant to another agreement (the "Calculation Agreement"), certain technical and administrative services to the Company, principally those required in connection with new Derivative Transactions such as performing calculations designed to measure credit and other risks to which the Company may be subject. As described under "Executive Compensation" under Item 11, amounts charged under the Calculation Agreement during fiscal 1998 increased significantly from fiscal 1997 as a result of the review of the Company's business and operations discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7.

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

The Company does not currently anticipate making any changes to the method pursuant to which costs are apportioned under the Origination and Calculation Agreements. The Company expects the level of such expenses to continue to fluctuate in proportion with changes, if any, in the volume of Derivative Transactions entered into. The Company believes that its costs would be substantially similar if it were to obtain from third parties the services provided pursuant to these agreements and that the method of cost allocation used in such agreements is reasonable.

   SUMMARY OF EXPENSES

The following table summarizes the charges paid by the Company during the fiscal years ended November 27, 1998, November 28, 1997 and November 29, 1996 pursuant to the foregoing agreements. No services were obtained or charged under the Origination Agreements through November 29, 1996, since all of the transactions prior to such date were done on a principal basis. In addition, no services were obtained or charged under the Origination Agreements during fiscal 1998 as a result of the review of the Company's business and operations discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" under Item 7. The payments under the GS&Co. Origination Agreement for the 1997 fiscal year related to services performed by GS&Co. in connection with the issuance of equity-linked Medium-Term Notes. The payments will be amortized over the life of the Notes. The Company expects to make similar payments in connection with future equity-linked Note issuances. Charges under the Calculation Agreement for the period were determined by applying estimated overhead rates for the time spent by individuals providing services under such Agreement.



                                               GROUP AFFILIATE    BASIS OF                 COMPENSATION EXPENSE INCURRED
AGREEMENT           DESCRIPTION OF SERVICE     PARTY THERETO     COMPENSATION               DURING THE FISCAL YEARS ENDED
------------        ----------------------     ---------------   ------------               ------------------------------
                                                                                              (U.S. DOLLARS IN THOUSANDS)
                                                                                    NOV. 27, 1998     NOV. 28, 1997   NOV. 29, 1996
                                                                                    -------------     -------------   -------------
Custodian           "Back Office", i.e.,        Cayman Trust   $150,000 per annum      $168.7           $150.0           $150.0
Agreement           payment processing,                        plus variable
                    accounting, cash                           expenses
                    management, custody

Space Sharing       Office Space                Cayman Trust   $5,000 per annum          $5.0             $5.0             $5.0
Agreement

Origination         Opportunities to bid on     GS&Co.         Cost plus 5%              $0.0           $702.0(a)           0.0
Agreement           intermediation of third
                    party transactions

Origination         Opportunities to bid on     GSI            Cost plus 5%              $0.0             $0.0             $0.0
Agreement           intermediation of third
                    party transactions

Calculation         Credit Risk limit           GS&Co.         Cost plus 5%            $428.9(b)         $42.0            $56.0
Agreement           calculations and other
                    administrative services

(a)  Payments were  capitalized  and will be amortized over the life of the Notes.  $262 thousand of these costs were written off in
     1998 as part of the repurchase and retirement of the Oxford Notes and Citicorp Notes. See "Management's Discussion and Analysis
     of Financial  Condition  and Results of Operations - Results of Operations -- Fiscal 1998 Compared with Fiscal 1997" under Item
     7.
(b)  The increase in the amount billed to the Company under the  Calculation  Agreement in fiscal 1998 as compared to fiscal 1997 is attributable to increased  technical and administrative  services provided to the Company in conjunction with Group's review of the  Company's  business and  operations.  See  "Management's  Discussion  and Analysis of Financial  Condition  and Results of
     Operations -- Overview" under Item 7.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. Financial Statements
        The financial statements are listed on page F-1 hereof

     2. Financial Statement Schedules
        None required

(b) REPORTS ON FORM 8-K:

The Company filed a report on Form 8-K, dated November 20, 1998, to report the repurchase by the Company from GS&Co., and the cancellation, of $72,000,000 aggregate face amount of the Company's 3% Citicorp Exchangeable Notes due August 28, 2002.

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

  3.4             Restated Articles of Association of the Corporate General
                  Partner**

  4.1 Indenture between the Company and The Bank of New York, as Trustee, dated October 11, 1994***

  10.1 Origination Agreement, dated January 5, 1994, between Goldman Sachs International Limited and the Company**

  10.2            Origination Agreement, dated November 27, 1992, between GS&Co.
                  and the Company**

  10.3 International Swaps and Derivative Association, Inc. Master Agreement, dated November 4, 1993, between the Company and GS Financial Products International, L.P.**

  10.4 International Swaps and Derivatives Association, Inc. Master Agreement, dated February 24, 1993 (the "GSCM Agreement"), between the Company and Goldman Sachs Capital Markets, L.P. ("GSCM")**

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

  23.1            Consent of PricewaterhouseCoopers LLP

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

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY

Report of Independent Accountants .....................................   F-2

Balance Sheets as of November 27, 1998 and November 28, 1997...........   F-3

Statements of Income for the fiscal years ended November 27, 1998,
November 28, 1997 and November 29, 1996 ...............................   F-4

Statements of Changes in Partners' Capital for the fiscal years
ended November 27, 1998, November 28, 1997 and November 29, 1996.......   F-5

Statements of Cash Flows for the fiscal years ended November 27,
1998, November 28, 1997 and November 29, 1996 .........................   F-6

Notes to Financial Statements .........................................   F-7

Supplementary Financial Information (Unaudited) .......................   F-17

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                  -------------


To the Partners,
GS Financial Products U.S., L.P.:

In our opinion, the accompanying balance sheets and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of GS Financial Products U.S., L.P. (the "Company") at November 27,1998 and November 28,1997, and the results of its operations and its cash flows for the three fiscal years in the period ended November 27,1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
February 25, 1999.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                                 BALANCE SHEETS
                           (U.S. dollars in thousands)
                                   ----------

                                          November 27, 1998   November 28, 1997
                                          -----------------   -----------------
ASSETS:
Cash and cash equivalents                      $293,636           $291,375
Securities owned, at fair value                  38,828             95,185
Derivative transactions, at fair value
       Affiliate                                 11,865             19,561
       Non-affiliate                            114,958            172,956
Investment in affiliates                            804                780
Other assets                                        703              1,826
                                               --------           --------
                    Total assets               $460,794           $581,683
                                               ========           ========

LIABILITIES AND PARTNERS' CAPITAL:
Current portion of long-term borrowings          $2,573                 $0
Derivative transactions, at fair value
       Affiliate                                      0                  0
       Non-affiliate                             89,078            153,983
Long-term borrowings                            209,033            276,489
Other liabilities and accrued expenses            2,791              3,090
                                               --------           --------
                       Total liabilities        303,475            433,562

Commitments and contingencies

Partners' capital:
   Limited Partners                             156,525            147,373
   General Partner                                  794                748
                                               --------            --------
                    Total partners' capital     157,319            148,121
                                               --------            --------

      Total liabilities and partners' capital  $460,794           $581,683
                                               ========           ========


    The accompanying notes are an integral part of the financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.

                              STATEMENTS OF INCOME
                          (U.S. dollars in thousands)
                                   ----------

                                                                            Fiscal Years Ended
                                                      ----------------------------------------------------------
                                                      November 27 1998    November 28, 1997    November 28, 1996
                                                      -----------------   -----------------    -----------------
REVENUES:
Intermediation profit                                      $ 2,356             $10,622                $11,570
Interest                                                    24,893              14,224                  7,460
Equity in loss of affiliate                                     (5)                (23)                   (10)
                                                           -------             -------               ---------
         Total revenues                                     27,244              24,823                 19,020

Interest expense                                            15,728               9,265                  3,627
                                                           -------              -------                -------
   Revenues, net of interest expense                        11,516              15,558                 15,393

EXPENSES:

Operating                                                    1,964                 722                    879
                                                           -------             -------                -------

Income before taxes                                          9,552              14,836                 14,514

Income taxes                                                   382                 608                    581
                                                           -------             -------                -------
         Net Income                                        $ 9,170             $14,228                $13,933
                                                           =======             =======                =======







    The accompanying notes are an integral part of the financial statements

                        GS FINANCIAL PRODUCTS U.S., L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (U.S. dollars in thousands)
                                   ----------

                                                          General               Limited                 Total
                                                      Partner's Capital     Partners' Capital     Partners' Capital
                                                      -----------------     -----------------     -----------------
Balance, November 24, 1995                                 $633                 $124,172               $124,805
     Change in cumulative translation adjustment             (1)                    (164)                  (165)
     Net Income                                              69                   13,864                 13,933
     Distribution to partners                               (22)                  (4,508)                (4,530)
                                                      -------------------------------------------------------------
Balance, November 29, 1996                                  679                  133,364                134,043
     Change in cumulative translation adjustment             (1)                    (149)                  (150)
     Net Income                                              70                   14,158                 14,228
                                                      -------------------------------------------------------------
Balance, November 28, 1997                                  748                  147,373                148,121
     Change in cumulative translation adjustment              0                       28                     28
     Net Income                                              46                    9,124                  9,170
                                                      -------------------------------------------------------------
Balance, November 27, 1998                                 $794                 $156,525                $157,319
                                                      =============================================================


    The accompanying notes are an integral part of the financial statements

                        GS FINANCIAL PRODUCTS U.S., L.P.

                            STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)
                                   ----------

                                                           NOVEMBER 27, 1998    NOVEMBER 28, 1997    NOVEMBER 29, 1996
                                                           -----------------    -----------------    -----------------
Cash flows from operating activities:
    Net Income                                                    $9,170              $14,228              $13,933
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Equity in loss of affiliate                                5                   23                   10
            Unrealized loss on securities owned                    3,924               41,613                    0
            Increase (decrease) in long-term borrowing
              due to embedded derivative transactions, net        10,767               (1,087)                   0

Decreases (increases) in operating assets:
     Derivative transactions, at fair value:
            Affiliate                                              7,696              (14,288)              (4,050)
            Non-affiliate                                         57,998               49,537                7,833
     Other assets                                                  1,123               (1,119)                (490)

Increases (decreases) in operating liabilities:
     Derivative transactions, at fair value:
            Affiliate                                                  0               (4,157)            (149,481)
            Non-affiliate                                        (64,905)              46,582                8,681
     Other liabilities and accrued expenses                         (300)              (5,506)               7,748
                                                           -----------------------------------------------------------

Net cash provided by (used in) operating activities               25,478              125,826             (115,816)

Cash flows from investing activities:
    Short term investments                                             0                    0               24,690
    Purchase of securities owned                                       0             (136,798)                   0
    Sales of securities owned                                     52,433                    0                    0
                                                           -----------------------------------------------------------

Net cash provided by (used in) investing activities               52,433             (136,798)             (24,690)

Cash flows from financing activities:
    Repurchase of long-term borrowings                           (75,650)                   0                    0
    Proceeds from long-term borrowings                                 0              160,797               73,000
    Distribution to partners                                           0                    0               (9,016)
                                                           -----------------------------------------------------------

Net cash (used in) provided by financing activities              (75,650)             160,797               63,984

Net increase (decrease) in cash and cash equivalents               2,261              149,825              (27,142)

Cash and cash equivalents, beginning of period                   291,375              141,550              168,692
                                                           -----------------------------------------------------------

Cash and cash equivalents, end of period                        $293,636             $291,375             $141,550
                                                           ===========================================================

Supplemental disclosure of cash flow information:
    Interest paid                                                 $9,703               $4,824               $1,067
    Income taxes paid                                               $364                 $155                 $752




     The accompanying notes are an integral part of the financial statements

                        GS FINANCIAL PRODUCTS U.S., L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  ------------

1.   DESCRIPTION OF BUSINESS:
     -----------------------

     The business of GS Financial Products U.S., L.P. (the "Company") is to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company enters into or guarantees Derivative Transactions in situations where two or more counterparties (typically including an affiliate of the Company) wish to enter into one or more Derivative Transactions between themselves but want the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company does this by entering into each of such transactions directly as principal. Such Derivative Transactions may also include the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk on Derivative Transactions (as described under "Derivative Transactions" -- see Note 4). In addition, from time to time, the Company issues structured notes (see Note 7).

     Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the fiscal year 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the first fiscal quarter of 1999, and it may affect later quarters depending upon the timing of the completion of the review and the implementation of any findings.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

     BASIS OF PRESENTATION

     These financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions that affect the financial statements and related disclosures. These estimates and assumptions are based on judgement and available information and, consequently, actual results could be materially different from these estimates.

     The Company is organized as a Cayman Islands exempted limited partnership. All the partnership interests in the Company are owned by subsidiaries of Group.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  ------------

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

     Certain transactions entered into by the Company are presented on a net-by-counterparty basis, where management believes a right of setoff exists under an enforceable master netting agreement.

     Certain prior period amounts have been reclassified to conform with the November 27, 1998 presentation.

     CASH AND CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments and include time deposits at banks with original maturities of three months or less.

     FINANCIAL INSTRUMENTS

     The Company's Derivative Transactions and securities owned are recorded on a trade date basis.

     Securities owned are recorded at their fair value. Derivative Transactions are recorded at their estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. Such amounts were $0, $7.3 million, and $7.0 million for the fiscal years ended 1998, 1997 and 1996, respectively.

     Other intermediation profit was $2.4 million for the fiscal year ended 1998. $2.9 million of other intermediation profit reflected amortization of performance guarantee fees, including accelerated amortization of performance guarantee fees in an aggregate amount of $2.2 million relating to transactions that were terminated at the request of the counterparties prior to maturity during fiscal 1998. This was offset in part by a decrease in the present value of the expected cash flows of the Company's portfolio. The other intermediation profit for the fiscal year ended 1997 resulted principally from an increase in the present value of the expected surplus cash flows from the Company's portfolio due to a reduction in time remaining until those cash flows are realized (including the impact of all hedges).

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

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------

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

     The Company's income is subject to a 4% New York City unincorporated business tax. The statements of income for the fiscal 1998 and fiscal 1997 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

     CREDIT EXPOSURE

     At November 27, 1998, the Company had Credit Exposure (as defined in Note 4 below) exceeding 10% of its total assets to two counterparties, which represented 24% of total assets. These two counterparties had a rating of AA- or better from at least one internationally recognized credit rating agency. At November 28, 1997, the Company had credit exposure exceeding 10% of its total assets to four counterparties, which represented 44% of total assets. All four counterparties had a rating of A+ or better from at least one internationally recognized credit rating agency.

     ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. The Company intends to adopt this standard beginning in fiscal year 1999. This Statement is limited to issues of reporting and presentation and, therefore, will not affect the Company's results of operations or financial condition.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on its intended use of the derivative and the resulting designation. The Company intends to adopt this standard beginning in fiscal year 2000 and is currently assessing its impact.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------

3.   SECURITIES OWNED:
     ----------------

     As of November 27, 1998 and November 28, 1997, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $1.9 million and $11.4 million, respectively) and shares of common stock of Citigroup, Inc. (fair value approximately $36.9 million and $83.8 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citigroup, Inc. common stock. (See Note 7.)

4.   DERIVATIVE TRANSACTIONS:
     -----------------------

     The fair values of Derivative Transactions entered into by the Company are presented in the balance sheets on a net-by-counterparty basis, where management believes a right of setoff exists under an enforceable master netting agreement. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased, are reported, in accordance with the Company's netting policy, as assets in "Derivative transactions, at fair value". Similarly, the fair value of swap and forward agreements in a loss position, as well as options written are reported as liabilities in "Derivative transactions, at fair value". Derivative Transactions reported, in accordance with the Company's netting policy, as assets are principally obligations of major international financial institutions, primarily banks, which are rated A or better by at least one internationally recognized rating agency.

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

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------

     The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing a Derivative Transaction in a gain position, net of collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis. As of November 27, 1998 and November 28, 1997, the Company's aggregate credit exposure in respect of Derivative Transactions was approximately $124 million and $152 million, respectively.

     The Company limits its credit risk by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company had obtained collateral of approximately $3 million related to Derivative Transactions as of November 27, 1998.

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

                                           November 27, 1998   November 28, 1997
                                           -----------------   -----------------
     Non-affiliates
       Interest rate swap agreements             $2,385             $5,809
       Currency options written                     304                909
       Currency options purchased                   108                589
       Interest rate options written                826              1,471
       Interest rate options purchased            1,450              1,787
       Currency and other swap agreements           162                162
       Foreign currency forwards                     66              1,552
       Equity options purchased                      37                 84

      Affiliates
       Interest rate swap agreements             $3,413             $8,003
       Currency options written                     108                396
       Currency options purchased                   304              1,103
       Interest rate options written              1,450              1,742
       Interest rate options purchased              826              2,081
       Currency and other swap agreements           312                893
       Foreign currency forwards                     64              1,535

     The notional amount of Derivative Transactions with affiliates differs from that with non-affiliates generally due to a different notional amount of affiliate versus non-affiliate transactions guaranteed, as well as to Derivative Transactions between the Company and

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------

     affiliates which hedge the Company's interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

     As described in Note 2, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of November 27, 1998 and the average monthly fair values of such instruments for the fiscal year then ended, computed in accordance with the Company's netting policy, are as follows:

     (U.S. dollars in millions)        November 27, 1998           Average
     --------------------------      --------------------   --------------------
                                     Assets   Liabilities   Assets   Liabilities
                                     ------   -----------   ------   -----------
     Non-affiliates
     --------------
     Derivative transactions         $115.0     $89.1       $148.2    $122.4

     Affiliates
     ----------
     Derivative transactions           11.9       0.0         12.3       0.0


     (U.S. dollars in millions)        November 28, 1997           Average
     --------------------------      --------------------   --------------------
                                     Assets   Liabilities   Assets   Liabilities
                                     ------   -----------   ------   -----------
     Non-Affiliates
     --------------
     Derivative transactions          173.0    $154.0       $175.0     131.2

     Affiliates
     ----------
     Derivative transactions           19.6       0.0         14.0       0.0


5.   RELATED PARTY TRANSACTIONS:
     --------------------------

     In the ordinary course of business, the Company enters into hedging transactions with affiliates. Through November 27, 1998, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

     The Company paid approximately $702 thousand during fiscal 1997 to an affiliate related to the issuance of certain medium-term notes pursuant to an origination agreement. The Company has deferred and is amortizing these costs over the lives of the related notes. $262 thousand of these costs were written-off in fiscal 1998 as part of the repurchase and retirement of $27 million principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) and $72 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002.

     During the fiscal year ended November 29, 1996, the Company purchased third party interest rate swaps and options from an affiliate at fair value and hedged these purchases with Derivative Transactions issued to affiliates. Intermediation profit related to these transactions was $473 thousand for the fiscal year ended November 29, 1996. There were no transactions purchased from affiliates during fiscal 1998 or fiscal 1997.

     In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with another affiliate for which an agreed upon fee per annum is charged. The Company also

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------

     obtains brokerage and custodial services from affiliates at market rates. For the fiscal years ended 1998, 1997 and 1996, approximately $603 thousand, $197 thousand and $211 thousand were charged for such services, respectively.

6.   INVESTMENT IN AFFILIATES:
     ------------------------

     The Company owns an approximate 2% general and limited partnership interest in FPI. The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

     FPI is engaged in a business similar to that of the Company. As of November 27, 1998, its assets consist principally of cash and cash equivalents and equity securities of entities organized under Japanese law. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of November 27, 1998, FPI had total liabilities of $137 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under to its liabilities.

     As of November 27, 1998, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

     Selected financial data for FPI (U.S. dollars in millions):


                                           Fiscal years ended
                        --------------------------------------------------------
                        November 27, 1998  November 28, 1997  November 29, 1996
                        -----------------  -----------------  -----------------

     Total assets              $170              $235              $400
     Total liabilities          137               203               304
     Partners' capital           33                32                96
     Net loss                  (0.2)             (2.7)             (0.3)

     The decrease in capital in fiscal 1997 is a result of a (Y)6 billion distribution of capital made by FPI to GS Financial Products, L.P., one of the Company's limited partners. As a result of this distribution, the Company's general and limited partnership interest in FPI increased from 1% to 2%.

7.   LONG-TERM BORROWINGS:
     --------------------

     The Company has issued both principal protected and non-principal protected equity-linked Medium-Term Notes ("Notes"). The payments on the Notes are determined by reference to the performance of a single equity security or an equity index. The Company's obligations to the holders of the Notes will fluctuate based on the closing price of the applicable equity security or equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the Notes into an amount of

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------

     the underlying security. The hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes.

     The Company has ascribed, where applicable, the proceeds from the Notes to the underlying principal component and the embedded Derivative Transactions. The amounts ascribed to the principal component will accrete, under the effective interest rate method, to the stated principal amount over time. The embedded Derivative Transactions are recorded at estimated fair value.

     The Company has purchased equity securities and has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. (See Note 4 for a discussion of credit risk on Derivative Transactions.) The fixed rates on Notes linked to an equity index have been effectively converted to U.S. dollar- based floating interest rate costs by entering into Derivative Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the year ended November 27, 1998, interest expense on the Notes linked to a single stock was $9.4 million which is primarily offset by amounts recorded in interest income. As discussed in Note 2, securities owned and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at fair value and estimated fair value, respectively.

                                                            November 27, 1998          November 28, 1997
                                                            -----------------          -----------------

     Nikkei Indexed Notes due December 22, 2000(1)                 $49,818                   $52,008

     S&P Enhanced Stock Index Growth Notes due August 9, 2002(2)   116,399                    94,380

     7% Mandatorily Exchangeable Notes due July 23, 1999(3)          2,573                    16,808
       (Subject to Mandatory Exchange into Shares of
        Common Stock of Oxford Health Plans, Inc.)

     3% Citicorp Exchangeable Notes due August 28, 2002(4)          42,816                   113,293
                                                                  --------                  --------

     Total long-term borrowings                                   $211,606                  $276,489

     Current portion of long-term borrowings(3)                      2,573                        --
                                                                  --------                  --------
     Long-term borrowings, les current portion                    $209,033                  $276,489
                                                                  ========                  ========


     (1) The $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $14.7 million as at November 27, 1998 and $19.0 million as at November 28, 1997.

     (2) The $73 million face amount of S&P Enhanced Stock Index Growth Notes is principal protected and has no stated coupon. The carrying value is inclusive of an embedded written option to the holders of such notes of $58.6 million as at November 27, 1998 and $40.1 million as at November 28, 1997.

     (3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial principal amount of $40.8 million which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. On July 16, 1998, the Company repurchased and then retired approximately 67% of the notes for $7.1 million, representing 320,000 notes. The remaining notes have an outstanding principal amount of $13.5 million after the repurchase and retirement, and the carrying value of the remaining notes of $2.6 million is included in current portion of long-term borrowings in the November 27, 1998 balance sheet. The principal repayment amount at maturity will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and, accordingly, the carrying

                        GS FINANCIAL PRODUCTS U.S., L.P.
                  NOTES TO THE FINANCIAL STATEMENTS, CONTINUED
                                  ------------


          value will fluctuate based upon the prevailing market price of the common stock. The ability of the holders of such notes to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. The carrying value includes the embedded Derivative Transactions of ($10.9) million and ($29.4) million as at November 27, 1998 and November 28, 1997, respectively.

     (4) The 3% Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the holders of such Notes at the rate of 3,637.5 shares of Citigroup, Inc. common stock per increment. In addition, the Notes are redeemable by the Company at various times after September 14, 1999 at the face amount, plus accrued interest, if the note holders have not exercised their exchange option. On November 20, 1998, the Company repurchased and then retired 60% of the Notes, for $68.6 million reducing the outstanding principal amount from $120 million to $48 million. The carrying value includes the embedded Derivative Transactions of ($0.7) million and ($8.6) million as at November 27, 1998 and November 28, 1997, respectively.


     Including the impact of the Derivative Transactions, the weighted average interest rate for the notes was 5.99% as of November 27, 1998 and 5.91% as of November 28, 1997.

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

     On November 20, 1998, the Company repurchased and then retired 60% of the 3% Citicorp Exchangeable Notes due August 28, 2002 for $68.6 million, representing $72 million aggregate face value of such notes. Prior to repurchase, the notes were held by an affiliate. The Company recorded no gain or loss on the retirement.

8.   LIABILITY OF GENERAL PARTNER:
     ----------------------------

     The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

     The assets of the Corporate General Partner consist principally of cash and cash equivalents. The Corporate General Partner had assets of $2.6 million and equity of approximately $2.24 million as of November 27, 1998 and assets of approximately $2.8 million and equity of approximately $2.4 million as of November 28, 1997.

9.   INCOME TAXES:
     ------------

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

     The Company's income is subject to a 4% New York City unincorporated business tax. The statement of income for the fiscal years ended November 27, 1998, November 28, 1997 and November 29, 1996 includes a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

GS FINANCIAL PRODUCTS U.S., L.P.

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            1998 Fiscal Quarters Ended
(U.S. dollars in thousands)       February 27  May 29   August 28  November 27
                                  -----------  ------   ---------  -------------

Total revenues                       5,769      5,551     6,002       9,922

Revenues, net of interest
  expense                            2,457      2,271     1,865       4,923

Net income (1)                       1,997      1,893     1,552       3,728


                                            1997 Fiscal Quarters Ended
(U.S. dollars in thousands)       February 28  May 31  August 29  November 28(1)
                                  -----------  ------  ---------  -------------

Total revenues                       6,424      4,524     7,076       6,799

Revenues, net of interest
  expense                            4,822      2,923     5,125       2,688

Net income                           4,457      2,674     4,692       2,405


                                            1996 Fiscal Quarters Ended
(U.S. dollars in thousands)       February 23  May 31   August 30  November 29
                                  -----------  ------   ---------  -------------

Total revenues                       4,072      4,007     4,419       6,522

Revenues, net of interest
  expense                            3,511      3,375     3,568       4,939

Net income                           3,083      3,061     3,264       4,525



(1) Since October 1997, Group has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company has not entered into any new Derivative Transactions and has not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the fourth fiscal quarter of 1997 and all of fiscal 1998. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations in the first fiscal quarter of 1999, and may affect later quarters depending upon the timing of the completion of the review and the implementation of any findings.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of February, 1999.



                                 GS FINANCIAL PRODUCTS U.S., L.P.
                                 acting by its general partner, GS Financial
                                 Products US Co.



                           By:             /s/  C. Douglas Fuge

                                 ----------------------------------------------
                                                C. Douglas Fuge
                                     President, Principal Financial Officer
                                     and Principal Accounting Officer

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



      Signatures                     Capacity                      Date
      ----------                     --------                      ----
                           position with general partner


  /s/ Noel B. Donohoe                Director               February 23, 1999
-----------------------
Noel B. Donohoe


                                     Director,
  /s/ C. Douglas Fuge                President,             February 23, 1999
-----------------------   Principal Financial Officer and
C. Douglas Fuge             Principal Accounting Officer



/s/ Jonathan M. Lopatin              Director               February 23, 1999
-----------------------
Jonathan M. Lopatin



 /s/ Kenneth A. Miller               Director               February 19, 1999
-----------------------
Kenneth A. Miller



 /s/ Thomas K. Montag                Director               February 23, 1999
-----------------------
Thomas K. Montag



  /s/ Mark A. Zurack                 Director               February 23, 1999
-----------------------
Mark A. Zurack