Form 10-Q
period 1999-02-26
GS FINANCIAL PRODUCTS US LP
filed 1999-04-12
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


 (Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--------- EXCHANGE ACT OF 1934.

For the quarterly period ended February 26, 1999

                                       OR

--------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period        to
                          ------    ------


                        Commission File Number: 000-25178

                        GS FINANCIAL PRODUCTS U.S., L.P.
             (Exact name of registrant as specified in its charter)


         CAYMAN ISLANDS                                           52-1919759
  (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


P.O. Box 896, Harbour Centre, North Church Street                    N/A
Grand Cayman, Cayman Islands, British West Indies
 (Address of principal executive offices)                          (Zip Code)

  (Registrant's Telephone Number, Including Area Code)      (345)945-1326


             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days          Yes X      No
                                                      ------    --------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date
                                               ------.

GS FINANCIAL PRODUCTS U.S., L.P.
Form 10-Q


PART  I: FINANCIAL INFORMATION                                                                        Page No.
-------------------------------                                                                       --------
Item 1:  Financial Statements (Unaudited):

         Condensed Statements of Income for the Three Fiscal Months
               Ended February 26, 1999 and February 27, 1998                                             3

         Condensed Statements of Financial Condition as of February 26, 1999
              and November 27, 1998                                                                      4

         Condensed Statement of Changes in Partners' Capital for the Three
              Fiscal Months Ended February 26, 1999                                                      5

         Condensed Statements of Cash Flows for the Three Fiscal Months
              Ended February 26, 1999 and February 27, 1998                                              6

         Notes to the Condensed Financial Statements                                                     7

Item 2:  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                 17

         Liquidity and Capital Resources                                                                20

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                     30


PART II: OTHER INFORMATION
-------  -----------------

Item 1:  Legal Proceedings                                                                              31

Item 4:  Submission of Matters to a Vote of Security Holders                                            31

Item 5:  Other Information                                                                              31

Item 6:  Exhibits and Reports on Form 8-K                                                               31

Signature                                                                                               33


PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                        GS FINANCIAL PRODUCTS U.S., L.P.
                         CONDENSED STATEMENTS OF INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                             FOR THE THREE FISCAL MONTHS ENDED
                                                             ---------------------------------

                                                           FEBRUARY 26, 1999   FEBRUARY 27, 1998
                                                           -----------------   -----------------
REVENUES:
Intermediation (loss) profit                                       $(16)                $218
Interest                                                           4,641               5,553
Equity in loss of affiliate                                            0                 (2)
                                                                  ------              ------
                  Total revenues                                   4,625               5,769
Interest expense                                                   2,740               3,312
                                                                  ------              ------
                  Revenues, net of interest expense                1,885               2,457
EXPENSES:
Operating                                                            638                 376
                                                                  ------              ------
Income before taxes                                                1,247               2,081
Income taxes                                                          50                  84
                                                                  ------              ------
                  Net Income                                      $1,197              $1,997
                                                                  ======              ======


The accompanying notes are an integral part of the unaudited condensed financial statements.


                                       -3-

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                                      FEBRUARY 26, 1999           NOVEMBER 27, 1998
                                                                      -----------------           -----------------
ASSETS:
Cash and cash equivalents                                                    $181,790                   $293,636
Short-term Investments                                                        115,905                          0
Securities owned, at fair value                                                44,026                     38,828
Derivative transactions, at fair value:
       Affiliate                                                               14,509                     11,865
       Non-affiliate                                                           94,536                    114,958
Investment in affiliate                                                           831                        804
Other assets                                                                      479                        703
                                                                              -------                    -------
                                     Total assets                            $452,076                   $460,794
                                                                             ========                   ========

LIABILITIES AND PARTNERS' CAPITAL:

Current portion of long-term borrowings                                        $3,441                     $2,573
Derivative transactions, at fair value:
       Non-affiliate                                                           73,118                     89,078
Long-term borrowings                                                          214,322                    209,033
Other liabilities and accrued expenses                                          2,652                      2,791
                                                                             --------                   --------
                                Total liabilities                             293,533                    303,475

Commitments and contingencies

Partners' capital:
    Limited Partners                                                          157,743                    156,525
    General Partner                                                               800                        794
                                                                             --------                   --------
                          Total partners' capital                             158,543                    157,319
                                                                             --------                   --------

          Total liabilities and partners' capital                            $452,076                   $460,794
                                                                             ========                   ========


The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
               CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE FISCAL MONTHS ENDED FEBRUARY 26, 1999
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                       GENERAL                 LIMITED                   TOTAL
                                                  PARTNER'S CAPITAL       PARTNERS' CAPITAL        PARTNERS' CAPITAL
                                                  -----------------       ------------------       -----------------

Balance, November 27, 1998                                $794                $156,525                 $157,319

Net Income                                                   6                   1,191                    1,197

Foreign currency translation adjustment                      0                      27                       27
                                                      --------                --------                 --------

Balance, February 26, 1999                                $800                $157,743                 $158,543
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


                        GS FINANCIAL PRODUCTS U.S., L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                    FOR THE THREE FISCAL MONTHS ENDED
                                                                    ---------------------------------

                                                                   FEBRUARY 26, 1999         FEBRUARY 27, 1998
Cash flows from operating activities:                              -----------------         -----------------

     Net Income                                                            $1,197                    $1,997
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in loss of affiliate                                            0                         2
         Unrealized gain on securities owned                               (5,198)                   (5,449)
         Increase in long-term borrowings due to
           embedded derivative transactions, net                            6,157                     6,329

(Increases) decreases in operating assets:
     Derivative transactions, at fair value:
         Affiliate                                                         (2,644)                   13,609
         Non-affiliate                                                     20,422                    11,730
     Other assets                                                             224                      (101)

(Decreases) increases in operating liabilities:
     Derivative transactions, at fair value:
         Non-affiliate                                                    (15,960)                  (18,608)
     Other liabilities and accrued expenses                                  (139)                    4,072
                                                                      -----------                 ---------
Net cash provided by operating activities                                   4,059                    13,581

Cash flows from investing activities:
     Short-term investments                                              (115,905)                        0
                                                                      -----------                 ---------
Net cash used in investing activities                                    (115,905)                        0
                                                                      -----------                 ---------
Net (decrease) increase in cash and cash
equivalents                                                              (111,846)                   13,581
                                                                      -----------                 ---------
Cash and cash equivalents, beginning of period                            293,636                   291,375
                                                                      -----------                 ---------

Cash and cash equivalents, end of period                                 $181,790                  $304,956
                                                                      ===========                 =========

Supplemental disclosure of cash flow information:
     Interest paid                                                         $1,239                    $1,780
     Income taxes paid                                                        125                         0




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

     Since October 1997, The Goldman Sachs Group, L.P. ("Group") has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first fiscal quarter of 1999. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations for the second fiscal quarter of 1999, and it may affect later quarters depending upon the timing of the completion of the review and the implementation of any findings.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

     BASIS OF PRESENTATION

     The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of November 27, 1998 and November 28, 1997, and for the fiscal years ended November 27, 1998, November 28, 1997 and November 29, 1996, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1998. Results for the fiscal quarters presented are not

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------


     necessarily indicative of results for a full fiscal year. In the opinion of
     management,   all   adjustments,   consisting  only  of  normal   recurring
     adjustments, necessary for a fair presentation have been reflected.

     The condensed Statement of Financial Condition data as of November 27, 1998 was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

     These financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions that affect the unaudited condensed financial statements and related disclosures. These estimates and assumptions are based on judgement and available information and, consequently, actual results could be materially different from these estimates.

     The Company is organized as a Cayman Islands exempted limited partnership. All the partnership interests in the Company are owned by subsidiaries of Group.

     The financial statements are reported in U.S. dollars, the functional currency of the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are measured using exchange rates prevailing as of the dates of the condensed statements of financial condition. Revenues and expenses are measured at weighted average rates of exchange for the periods. The Company's equity in gains or losses resulting from translating the financial statements of affiliates in which it has invested, whose functional currency is other than the U.S. dollar, is recorded as foreign currency translation adjustments and included in partners' capital.

     Certain transactions entered into by the Company are presented on a net-by-counterparty basis, where management believes a right of setoff exists under an enforceable master netting agreement.

     CASH AND CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments and include time deposits at banks with original maturities of three months or less.


     SHORT-TERM INVESTMENTS

     Short-term investments are short-term, highly liquid investments and include time deposits at banks with original maturities of six months or less and are carried at cost plus accrued interest, which approximates market value.

     FINANCIAL INSTRUMENTS

     The Company's Derivative Transactions and securities owned are recorded on a trade date basis.

     Securities owned are recorded at fair value. Derivative Transactions are recorded at estimated fair value. As a result, due to the nature of the Company's activities, a

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. The Company did not recognize such intermediation profit for the fiscal quarters ended February 26, 1999 and February 27, 1998 because it did not enter into any new transactions due to the aforementioned review.

     Intermediation losses were $16 thousand for the fiscal quarter ended February 26, 1999. The Company recognized a loss of $111 thousand from a decrease in the present value of the expected cash flows of the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). This was offset in part by $95 thousand of other intermediation profit from amortization of performance guarantee fees. The intermediation profit for the fiscal quarter ended February 27, 1998 was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto.

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

     The Company's income is subject to a 4% New York City unincorporated business tax. The condensed statements of income for the fiscal quarters ended February 26, 1999 and February 27, 1998 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

     CREDIT EXPOSURE

     At February  26,  1999,  the Company had no Credit  Exposure (as defined in
     Note 4 below) exceeding 10% of its total assets to any single counterparty. At November 27, 1998, the Company had Credit Exposure exceeding 10% of its total assets to Bank of America, NA and Commerzbank AG. The combined exposures to these two banks represented 24% of the Company total assets. Bank of America, NA and Commerzbank AG both were rated AA- by at least one internationally recognized credit rating agency at November 27, 1998.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------



     ACCOUNTING DEVELOPMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in the fiscal quarter ended February 26, 1999. The components of comprehensive income are set forth below:


                                                                 FOR THE THREE FISCAL MONTHS ENDED
                                                                 ---------------------------------
                                                                  FEBRUARY 26, 1999        FEBRUARY 27, 1998
                                                                 ------------------        -----------------
       Net income                                                       $1,197                    $1,997

       Other comprehensive income:
            Foreign currency translation adjustment                         27                        10
                                                                        ------                    ------
       Total comprehensive income                                       $1,224                    $2,007
                                                                        ======                    ======


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


3.   SECURITIES OWNED:
     ----------------

     As of February 26, 1999 and November 27, 1998, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $3.0 million and $1.9 million, respectively) and shares of common stock of Citigroup, Inc. (fair value approximately $41.0 million and $36.9 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which is mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citigroup, Inc. common stock. (See Note 7).

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------


4.   DERIVATIVE TRANSACTIONS:
     -----------------------

     The fair values of Derivative Transactions entered into by the Company are presented in the condensed statements of financial condition on a net-by-counterparty basis, where management believes a right of setoff exists under an enforceable master netting agreement. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased, are reported in accordance with the Company's netting policy, as assets in "Derivative transactions, at fair value". Similarly, the fair value of swap and forward agreements in a loss position, as well as options written are reported as liabilities in "Derivative transactions, at fair value". Derivative Transactions reported, in accordance with the Company's netting policy, as assets are principally obligations of major international financial institutions which are rated A or better by at least one internationally recognized rating agency.

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

     The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing a Derivative Transaction in a gain position, net of collateral posted by the counterparty and any Derivative Transactions structured on a limited recourse basis. As of February 26, 1999 and November 27, 1998, the Company's

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     aggregate Credit Exposure in respect of Derivative Transactions was approximately $97 million and approximately $124 million, respectively.

     The Company limits its Credit Exposure by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. government agency and U.S. treasury securities, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $3 million related to Derivative Transactions as of February 26, 1999.

     The Company also limits its Credit Exposure by observing certain limitations on new Derivative Transactions. If its Credit Exposure exceeds such limits, the Company will not enter into any transaction which increases that risk. The calculation of these limitations incorporates the net assets of the Company's general partner which is ultimately liable for the Company's obligations (see Note 8).

     A summary of the notional or contractual amounts ($ in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.

                                                                   FEBRUARY 26, 1999         NOVEMBER 27, 1998
            Non-affiliates                                         -----------------         -----------------
                Interest rate swap agreements                           $2,358                    $2,385
                Currency options written                                   123                       304
                Currency options purchased                                 108                       108
                Interest rate options written                              805                       826
                Interest rate options purchased                          1,394                     1,450
                Currency and other swap agreements                         162                       162
                Foreign currency forwards                                   20                        66
                Equity options purchased                                    41                        37

            Affiliates

                Interest rate swap agreements                           $3,361                    $3,413
                Currency options written                                   108                       108
                Currency options purchased                                 123                       304
                Interest rate options written                            1,394                     1,450
                Interest rate options purchased                            805                       826
                Currency and other swap agreements                         312                       312
                Foreign currency forwards                                   19                        64


     The notional amount of Derivative Transactions with affiliates differs from that with non-affiliates generally due to a different notional amount of affiliate versus non-affiliate transactions guaranteed, as well as to Derivative Transactions between the Company and affiliates which hedge the Company's structured notes, interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     As described in Note 2, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of February 26, 1999 and November 27, 1998 and the average monthly fair values of such instruments for the fiscal quarter ended February 26, 1999 and the fiscal year ended November 27, 1998, computed in accordance with the Company's netting policy, are as follows:



        (U.S. dollars in millions)              AS OF FEBRUARY 26, 1999               AS OF NOVEMBER 27, 1998
        --------------------------             --------------------------          ----------------------------
                                               Assets         Liabilities           Assets          Liabilities
                                               -------        -----------          ---------        -----------
          Derivative Transactions
          -----------------------
          Non-affiliates                       $94.5             $73.1             $115.0              $89.1
          Affiliates                            14.5               0.0               11.9                0.0


                                                          Average Monthly Fair Value
                                                          --------------------------
                                                          (U.S. dollars in millions)

                                                FISCAL QUARTER ENDED                   FISCAL YEAR ENDED
                                                 FEBRUARY 26, 1999                     NOVEMBER 27, 1998
                                                 -----------------                     -----------------
                                              Assets          Liabilities           Assets          Liabilities
                                             --------         -----------          ---------        -----------
          Derivative Transactions
          -----------------------
          Non-affiliates                     $111.6              $82.0             $148.2             $122.4
          Affiliates                            8.8                0.0               12.3                0.0


5.   RELATED PARTY TRANSACTIONS:
     --------------------------

     In the ordinary course of business, the Company enters into hedging and performance guarantee transactions with affiliates. Through February 26, 1999, substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates.

     In  accordance  with  agreements  with certain  affiliates,  technical  and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with an affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates at market rates. For the fiscal quarters ended February 26, 1999 and February 27, 1998, approximately $353 thousand and $38 thousand, respectively, were charged for such services. The significant increase is primarily due to additional expenses billed to the Company as a result of the aforementioned review.


6.   INVESTMENT IN AFFILIATE:

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

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     FPI is engaged in a business similar to that of the Company. As of February 26, 1999, its assets consist principally of cash and cash equivalents and equity securities of entities organized under Japanese law. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. As of February 26, 1999, FPI had total liabilities of $124 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

     As of February 26, 1999, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.


                                         Selected financial data for FPI
                                           (U.S. dollars  in millions):


                                    FEBRUARY 26, 1999     NOVEMBER 27, 1998
                                    -----------------     -----------------
                                          1999                   1998
                                          ----                   ----
        Total assets                       $158                  $170
        Total liabilities                   124                   137
        Partners' capital                    34                    33


7.   LONG-TERM BORROWINGS:

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

     The Company has purchased equity securities and has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. (See Note 4 for a discussion of Credit Exposure on Derivative Transactions.) The fixed interest rates on Notes linked to an equity index have been

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the fiscal quarter ended February 26, 1999, interest expense on Notes linked to a single stock was approximately $1 million, which was primarily offset by amounts recorded in interest income. As discussed in Note 2, securities owned are recorded at fair value and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at estimated fair value, respectively.


                                                                          FEBRUARY 26, 1999      NOVEMBER 27, 1998
                                                                          -----------------      -----------------

         Nikkei Indexed Notes due December 22, 2000(1)                         $49,993                $49,818

         S&P Enhanced Stock Index Growth Notes due August 9, 2002(2)           120,313                116,399

         7% Mandatorily Exchangeable Notes due July 23, 1999(3)                  3,441                  2,573
         (Subject to Mandatory Exchange into Shares of Common Stock of
         Oxford Health Plans, Inc.)

         3% Citicorp Exchangeable Notes due August 28, 2002(4)                  44,016                 42,816
                                                                             ---------            -----------

            Total long-term borrowings                                         217,763                211,606

            Current portion of long-term borrowings(3)                           3,441                  2,573
                                                                            ----------            -----------

            Long-term borrowings, less current portion                        $214,322               $209,033
                                                                            ==========            ===========

(1) The $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $14.3 million as at February 26, 1999 and $14.7 million as at November 27, 1998.

(2) The $73 million face amount of S&P Enhanced Stock Index Growth Notes (the "S&P Notes") are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $61.6 million as at February 26, 1999 and $58.6 million as at November 27, 1998. On April 5, 1999, the closing value of the S&P 500 Composite Stock Index was 1321.12. As a result, pursuant to the terms of the S&P Notes, the redemption amount payable at maturity will be $53.25 per each $25 face amount of the S&P Notes, irrespective of further increases or decreases in the closing value of the index.

(3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial principal amount of $40.8 million which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. The remaining notes have an outstanding principal amount of $13.5 million after the repurchase and retirement, and the carrying value of the remaining notes of $3.4 million is included in current portion of long-term borrowings in the February 26, 1999 statement of financial condition. The principal repayment amount at maturity will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and, accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The ability of the holders of such notes to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. The carrying value includes the embedded Derivative Transactions of ($10.1) million and ($10.9) million as at February 26, 1999 and November 27, 1998, respectively.

(4) The 3% Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the holders of such Notes at the rate of 3,637.5 shares of Citigroup, Inc. common stock per increment. In addition, the Notes are redeemable by the Company at various times after September 14, 1999 at the face amount, plus accrued interest, if the note holders have not exercised their exchange option. The carrying value includes the embedded Derivative Transactions of ($0.1) million and ($0.7) million as at February 26, 1999 and November 27, 1998, respectively.


                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     Including the impact of the Derivative Transactions, the weighted average interest rate for the Notes was 6.28% as of February 26, 1999 and 5.99% as of November 27,1998.


     On October 8, 1998, Citicorp common shares were converted into Citigroup, Inc. common shares at the ratio of 2.5 Citigroup common shares for each Citicorp common share as a result of the merger between Citicorp and Travelers Group Inc.

8.   LIABILITY OF GENERAL PARTNER:

     The Company's sole general partner is GS Financial Products US Co. (the "Corporate General Partner"). Under Cayman Islands law, the Corporate General Partner, but not its shareholders, would be liable for all of the obligations of the Company if the assets of the Company were inadequate to meet its obligations. The sole business of the Corporate General Partner is to manage the Company.

     The assets of the Corporate General Partner consist principally of cash. The Corporate General Partner had assets and equity of $2.1 million as of February 26, 1999 and assets of $2.6 million and equity of approximately $2.4 million as of November 27, 1998.

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

     Since October 1997, Group has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and FPI have not entered into any new Derivative Transactions and have not issued any new debt securities. This lack of activity by the Company has negatively affected the Company's results of operations for the first fiscal quarter of 1999. In addition, this lack of activity is expected to have a significant negative effect on the Company's results of operations for the second fiscal quarter of 1999, and it may affect later quarters depending upon the timing of the completion of the review and the implementation of any findings.

     At February 26, 1999, the Company had entered into or guaranteed $10.1 billion notional amount of interest rate swaps and options, $973 million notional amount of currency options, forwards and swaps and $41.0 million notional amount of equity options with a total of 33 counterparties.

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

     Substantially all of the Company's Derivative Transactions involved some degree of hedging with affiliates. As of February 26, 1999, the Company has entered into or guaranteed $6.1 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's structured notes and interest rate or currency exposure on surplus cash flow from its portfolio or which are intended to mitigate total credit risk.

     As of February 26, 1999, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $218 million. Subject to the outcome of the review of the Company's business and operations discussed above, the Company may issue equity-linked Medium-Term Notes in the future. The Company intends to utilize substantially all of the proceeds received from such issuances to acquire shares of common stock, purchase exchange-traded and over-the-counter options and enter into interest rate and equity-linked swaps with affiliates to hedge its obligations under the Notes. The remainder of the proceeds from each issuance will be added to the Company's working capital to support its operating activities.

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

     Neither the Company nor its partners are subject to any income or profits tax, capital gains tax, capital transfer tax, estate duty or inheritance tax under the laws of the Cayman Islands. Further, the Company has obtained a Tax Exemption Certificate from the Governor of the Cayman Islands, which is effective for 50 years from March 3, 1992, and which provides that no law thereafter enacted in the Cayman Islands imposing any tax on profits, income, capital gains or appreciation may apply to the Company or any partner thereof.

     The Company, as a partnership, is not subject to U.S. federal income taxes.

     The Company's income is subject to a 4% New York City unincorporated business tax. The condensed statements of income for the fiscal quarters ended February 26, 1999 and February 27, 1998 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

     THREE FISCAL MONTHS ENDED FEBRUARY 26, 1999 VERSUS THREE FISCAL MONTHS ENDED FEBRUARY 27, 1998

     As described in "-- Overview" above, Group has undertaken a review of the operations of the Company and certain other affiliates of Group engaged in the derivative products business. Since the commencement of this review, the Company has not entered into nor guaranteed any new Derivative Transactions. This lack of activity by the Company has negatively affected the Company's results of operations in the first quarter of both fiscal 1999 and fiscal 1998.

     For the fiscal quarter ended February 26, 1999, the Company reported revenues, net of interest expense of $1.9 million, consisting principally of net interest income. This represented a decrease in reported revenues, net of interest expense, of 23.3% compared to the fiscal quarter ended February 27, 1998. The decrease is primarily attributable to a reduction in interest income earned on cash balances invested in short-term time deposits, as short-term interest rates were lower over the relevant periods. In addition, the Company recognized $0.2 million in the fiscal quarter ended February 27, 1998 related to residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto. The Company did not recognize any such revenues during the fiscal quarter ended February 26, 1999. During the period, the Company did not enter into or guarantee any new Derivative Transactions. The Company incurred interest expense of $2.7 million during the fiscal quarter ended February 26, 1999 relating to equity-linked Medium-Term Notes.

     For the fiscal quarter ended February 27, 1998, the Company reported revenues, net of interest expense of $2.5 million, consisting principally of net interest income of $2.2 million. During the period, the Company did not enter into or guarantee any new Derivative Transactions. The Company incurred interest expense of $3.3 million during the fiscal quarter ended February 27, 1998 relating to equity-linked Medium-Term Notes.

     Interest income for the fiscal quarter ended February 26, 1999 was $4.6 million or 16.4% less than the same fiscal period of the previous year, primarily due to a decrease in amounts recorded as interest income on Derivative Transactions relating to hedges of Medium-Term Notes issued by the Company that are linked to a single stock. This decrease was the result of the reduction in the size of the hedges of such Notes, which is consistent with the reduced principal outstanding of such Notes as compared to the fiscal quarter of 1998. As a result of the aforementioned review by Group, the Company did not earn any initial intermediation profit during the fiscal quarter ended February 26, 1999. Intermediation losses were $16 thousand for the fiscal quarter ended February 26, 1999 compared to intermediation profit of $218 thousand in the first fiscal quarter of 1998. The Company recognized a loss of $111 thousand from a decrease in the present value of the expected cash flows of the Company's portfolio due to a reduction in the time remaining until those cash flows are realized (including the impact of all hedges). This was offset in part by $95 thousand of intermediation profit from amortization of performance guarantee fees. Interest expense of $2.7 million for the fiscal quarter ended February 26, 1999 decreased from the $3.3 million incurred in the same fiscal period in 1998. This decrease was the result of the reduction in the long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 6.28% for the fiscal quarter ended February 26, 1999.

     Operating expenses for the three fiscal months ended February 26, 1999 were $638 thousand, compared to $376 thousand in the fiscal quarter ended February 27, 1998. The increase is due primarily to amounts billed to the Company from Goldman, Sachs & Co. for technical and administrative services relating to the aforementioned review by Group. Fees and expense reimbursement to Group affiliates included within operating expenses were

     $353 thousand and $38 thousand for the fiscal quarters ended February 26, 1999 and February 27, 1998, respectively.

     Net income of $1.2 million for the fiscal quarter ended February 26, 1999 decreased by 40.0% or $800 thousand from the fiscal quarter ended February 27, 1998 net income of $2.0 million. The decrease is primarily attributable to a reduction in interest income earned on cash balances invested in short-term time deposits, as short-term interest rates were lower over the relevant periods. In addition, the Company recognized $0.2 million in the fiscal quarter ended February 27, 1998 related to residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto. The Company did not recognize any such revenues during the fiscal quarter ended February 26, 1999. Total assets as of February 26, 1999 were $452 million, consisting principally of cash and cash equivalents, securities owned and Derivative Transactions, a decline of 1.9% from total assets as of November 27, 1998.

     Net cash provided by operating activities during the fiscal quarter ended February 26, 1999 was $4.1 million, which primarily reflected receipts of cash which reduced the Company's net investment in Derivative Transactions and net income. In comparison, for the fiscal quarter ended February 27, 1998, net cash provided by operating activities was $13.6 million and principally reflected receipts of cash which reduced the Company's net investment in Derivative Transactions. Net cash used in investing activities was $115.9 million, reflecting the Company's investment in short-term time deposits.

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

     The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of the fair value of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default. However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of many of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which management believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative values; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of Derivative Transactions recorded on the Company's condensed statement of financial condition. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty and of any Derivative Transactions structured on a limited recourse basis. The Company has applied Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

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

     The composition, at February 26, 1999 and November 27, 1998, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and guarantees and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., any collateralized portion of Derivative Transactions reported as assets and any Derivative Transactions structured on a limited recourse basis.) At February 26, 1999 and November 27, 1998, the Company's counterparties consisted largely of banks located in Europe and North America, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of new transactions, as well as changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.


                                         Current Credit Exposure - By S&P Rating of Obligor:
                                         --------------------------------------------------
                                                           (U.S. dollars in millions)

                                                FEBRUARY 26, 1999                       NOVEMBER 27, 1998
                                                -----------------                       -----------------
     S&P Rating:                               $                 Percent               $               Percent
     -----------                         ---------------       -------------        -------------   -------------
        AAA                                       $89.8               22.7%            $104.5               25.0%
        AA+                                        80.1               20.3               78.4               18.8
        AA                                         25.0                6.3               36.9                8.8
        AA-                                       173.2               43.9              158.4               38.0
        A+                                         16.3                4.1               24.9                6.0
        A                                           9.0                2.3               11.1                2.7
        A- and below                                1.5                0.4                3.0                0.7
                                        ---------------       --------------        -------------   -------------
              Total                              $394.9              100.0%            $417.2              100.0%
                                        ===============       ==============        =============   =============

                                       Current Credit Exposure - By Country of Obligor's Headquarters:
                                       --------------------------------------------------------------
                                                           (U.S. dollars in millions)

                                                FEBRUARY 26, 1999                       NOVEMBER 27, 1998
                                                -----------------                       -----------------
     Country:                                  $                 Percent           $            Percent
     -------                            ------------        ------------     ----------      -----------
    U.S.                                     $218.9               55.4%          $239.9           57.5%
    Switzerland                                41.2               10.4             41.2            9.9
    France                                     30.1                7.6             30.1            7.2
    Germany                                    39.2               10.0             62.6           15.0
    Japan                                       1.5                0.4              3.0            0.7
    Netherlands                                62.5               15.8             38.5            9.2
    Other                                       1.5                0.4              1.9            0.5
                                        ------------       ------------      -----------   ------------
           Total                             $394.9              100.0%          $417.2          100.0%
                                        ============       ============      ===========   ============


                                                    Current Credit Exposure - By Obligor Industry:
                                                    --------------------------------------------
                                                              (U.S. dollars in millions)

                                                  FEBRUARY 26, 1999                      NOVEMBER 27, 1998
                                                  -----------------                      -----------------
     Industry:                                      $              Percent             $            Percent
     ---------                                -------------    -------------       ----------     ---------
       Banks                                       $314.0            79.5%           $311.1         74.6%
       Financials                                    29.0             2.1              39.1          9.4
       Industrials                                    8.4             7.4              10.6          2.5
       Government Agencies                           43.5            11.0              56.4         13.5
                                              -----------     ------------        ---------      ----------
              Total                                $394.9           100.0%           $417.2        100.0%
                                              ============    ============        =========      ==========

     The Company has entered into and, subject to the conclusion and findings of Group's review of the Company's operations, expects to continue to enter into transactions with FPI or Goldman Sachs Capital Markets, L.P. ("GSCM"), (obligations of GSCM being unconditionally guaranteed by Group), in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's equity-linked Medium-Term Notes and interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At February 26, 1999, the Company had $12.8 million and $1.7 million of credit exposure to GSCM and FPI, respectively, as a result of these transactions. In addition, the Company had $1.8 million of credit exposure to Goldman Sachs International as a result of transactions guaranteed. Due to the level of credit exposure to Group or its affiliates at February 26, 1999, the Company does not believe that financial information with respect to Group is material to investors in the Company's debt securities.

     The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. At February 26, 1999, the Company had no credit exposure net of collateral exceeding 10% of its total assets to any single counterparty. The Company's largest credit exposure to any one counterparty was $41 million, or 9% of total assets, to Union Bank of Switzerland. However, Union Bank of Switzerland was rated AA+ by S&P at February 26, 1999, and the Company currently does not anticipate any loss as a result of this exposure. Additionally, since the Company's credit exposure to any one counterparty does not exceed the Company's net worth, the Company does not consider its credit exposure excessive.

     As of February 26, 1999, the Company was a party to Derivative Transactions with a notional amount of $11.1 billion. Of these, $3.6 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.


                                               Notional Amount of Derivative Transactions with
                                               -----------------------------------------------
                                                   Potential Credit Exposure - By Maturity:
                                                   ---------------------------------------
                                                          (U.S. dollars in millions)

                                                 FEBRUARY 26, 1999                        NOVEMBER 27, 1998
                                                 -----------------                        -----------------
                                                $               Percent                $                Percent
                                           ---------          -------------        ----------         ------------
     1998-1999                                $1,726             22.8%            $ 1,968                24.7%
     2000-2002                                 1,455             19.3               1,535                19.3
     2003-2005                                 1,874             24.8               1,913                24.1
     2006-2008                                 1,624             21.5               1,624                20.4
     2009-2021                                   876             11.6                 915                11.5
                                           ---------       ----------           =========               -----
              Total                           $7,555            100.0%             $7,955               100.0%
                                           =========       ===========          =========               ======


                                            Notional Amount of Derivative Transactions With
                                         ---------------------------------------------------
                                         Potential Credit Exposure - By Credit Quality of Obligor:
                                         --------------------------------------------------------
                                                         (U.S. dollars in millions)

                                               FEBRUARY 26, 1999                      NOVEMBER 27, 1998
                                               -----------------                      -----------------

     S&P Rating:                              $                Percent                $              Percent
     ----------                         ------------       -------------        ------------        ---------
        AAA                                 $1,392               18.4%             $1,437           18.1%
        AA+                                    433                5.7                 433             5.4
        AA                                     300                4.0                 300             3.8
        AA-                                    134                1.8                 189             2.4
        A+                                     101                1.3                 101             1.3
        A                                      453                6.0                 453             5.7
        A- and below                           124(a)             1.7                 124(a)          1.6
        Affiliates                           4,618               61.1               4,918            61.7
                                        ----------           --------           ---------        --------
              Total                         $7,555              100.0%             $7,955          100.0%
                                        ==========         ===========          =========        ========

(a) Includes Derivative Transactions which were collateralized in part and therefore reflects reduced credit exposure.



                                              Notional Amount of Derivative Transactions With Potential
                                              ---------------------------------------------------------
                                                 Credit Exposure - By Principal Underlying Index Type:
                                                 ----------------------------------------------------
                                                           (U.S. dollars in millions)

                                              FEBRUARY 26, 1999                        NOVEMBER 27, 1998
                                              -----------------                        -----------------

                                              $                 Percent              $              Percent
                                        -----------         ------------        ----------     ------------
     Interest rate                           $6,899                91.3%         $  7,059             88.7%
     Currency                                   615                 8.1               860             10.8
     Other                                       41                 0.6                36              0.5
                                        -----------         -----------         ---------      ------------
               Total                         $7,555               100.0%         $  7,955            100.0%
                                        ===========         ===========         =========      ============


     The notional amount of currencies, expressed in U.S. dollars at February 26, 1999, to be exchanged under currency options and currency swaps outstanding at February 26, 1999 (see "Currency" in the table above) were U.S. dollars ($150 million), Japanese yen (approximately $19 million), British pounds (approximately $15 million), Dutch guilders (approximately $162 million), European currency units (approximately $107 million), and German marks (approximately $162 million).

     The fair values of Derivative Transactions as of February 26, 1999 and November 27,1998 and the average monthly fair values of such instruments for the three fiscal months ended February 26, 1999 and the fiscal year ended November 27, 1998, computed in accordance with the Company's netting policy, are as follows:


     (U.S. dollars in millions)                        FEBRUARY 26, 1999                 NOVEMBER 27, 1998
     --------------------------                        -----------------                 -----------------
                                                    Assets         Liabilities        Assets         Liabilities
     Derivative Transactions                        -------        -----------        --------       -----------
     -----------------------
        Non-affiliates                                 $94.5            $73.1           $115.0            $89.1
        Affiliates                                      14.5              0.0             11.9              0.0


                                                                       Average Monthly Fair Value
                                                                       ---------------------------
                                                                       (U.S. dollars in millions)


                                                      FISCAL QUARTER ENDED               FISCAL YEAR ENDED
                                                       FEBRUARY 26, 1999                 NOVEMBER 27, 1998
                                                       -----------------                 -----------------
                                                    Assets        Liabilities         Assets         Liabilities
     Derivative Transactions                        --------      ------------        ---------      -----------
     -----------------------
        Non-affiliates                                $111.6             $82.0           $148.2           $122.4
        Affiliates                                       8.8               0.0             12.3              0.0

     The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At February 26, 1999, FPI had total liabilities of $124 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet the obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

     As of February 26, 1999, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's, S&P and Fitch, respectively.

     At February 26, 1999, the Company had $182 million of cash and cash equivalents available to meet its payment obligations. The Company believes that such level of cash and cash equivalents is sufficient to enable it to meet all of its current payment obligations. The Company anticipates that it will make distributions to partners in the future. However, the amount of such distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

     Subject to the outcome of Group's review of the operations of the Company as described above under "-- Overview", the Company may expand its portfolio by purchasing new Derivative Transactions, principally from affiliates of Group. The Company has an effective "shelf" registration statement that initially covered $500 million of Medium-Term Notes. As of February 26, 1999, the Company had $226 million available for future issuance under such registration statement. The Company has issued and outstanding $40 million face amount of Nikkei 225 indexed Notes due December 22, 2000, $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002, approximately $13.5 million initial principal amount 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) ("Oxford Notes"), and $48 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 ("Citicorp Notes"). The single stock related Note issuances (i.e., the Oxford Notes and Citicorp Notes) are an integral part of individually structured Derivative Transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of the Citicorp Notes allow, and the terms of the Oxford Notes require, the holder to exchange the Notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes. Subject to the completion of the review of the Company's business and operations discussed above, the Company may continue to issue equity-linked Notes. As a result, the Company's leverage may increase. The Company's activities also may include purchasing new instruments, primarily interest rate and currency swaps, and entering into hedges which convert the return on such Derivative Transactions into a fixed or floating rate of return on the Company's investment.

     As of February 26, 1999, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $3.0 million) and shares of common stock of Citigroup, Inc. (fair value approximately $41.0 million).

     Partners' capital is not subject to withdrawal or redemption on demand by the partners. All net income during the three month periods ending February 26, 1999 and February 27, 1998, respectively, was retained in partners' capital. At February 26, 1999, the Company had $159 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to expand both the type and the volume of its Derivative Transactions.

     YEAR 2000 READINESS DISCLOSURE

     As discussed under "Related Party Transactions" under Note 5 to the Company's condensed financial statements, substantially all of the Company's operational and administrative functions are provided by affiliates of Group. Group has advised the Company as follows with respect to Year 2000 issues:

        YEAR 2000

     With the year 2000 approaching, many institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors (including those in non-information technology equipment and systems) use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

     Group, which for purposes of this discussion of Year 2000 includes its affiliates, has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, and its non-information technology systems so that they will properly recognize and utilize dates beyond December 31, 1999. Group presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems worldwide. However, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue would have a material adverse effect on the Company. Moreover, even if these changes are successful, failure of third parties to which Group is financially or operationally linked to address their own Year 2000 problems would also have a material adverse effect on the Company.

     Group's Year 2000 plans are based on a five phase approach, which includes awareness; inventory, assessment and planning; remediation; testing; and implementation. The awareness phase (in which Group defined the scope and components of the problem, its methodology and approach and obtained senior management support and funding) was completed in September 1997. Group also completed the inventory, assessment and planning phase for its systems in September 1997. By the end of March 1999, Group had completed the remediation, testing and implementation phases for 99% of its mission-critical systems. Group plans to complete these three phases for the remaining 1% by the end of June 1999. In March 1999, Group completed the first cycle of its internal integration testing with respect to critical securities and transaction flows. This cycle, which related to U.S. products, was completed successfully with no material problem. The remaining cycle, which will relate primarily to non-U.S. products, is to be completed in June 1999. This testing is intended to validate that Group's systems can successfully perform critical business functions beginning in January 2000. With respect to its non-mission-critical systems, Group expects to complete its Year 2000 efforts during calendar 1999.

     For technology products that are supplied by third-party vendors, Group has completed an inventory, ranked products according to their importance, and developed a strategy for achieving Year 2000 readiness for substantially all non-compliant versions of software and hardware. While this process included collecting information from vendors, Group is not relying solely on vendors' verifications that their products are Year 2000 compliant or ready. As of March 31, 1999, Group had substantially completed testing and implementation of vendor-supplied technology products that it considers mission-critical. With respect to telecommunications carriers, Group is relying on information provided by these vendors as to whether they are Year 2000 compliant because these vendors have indicated that they will not test with individual companies.

     Group is also addressing Year 2000 issues that may exist outside its own technology activities, including its facilities, external service providers and other third parties with which it interfaces. Group has inventoried and ranked its customers, business and trading partners, utilities, exchanges, depositories, clearing and custodial banks and other third parties with which Group has important financial and operational relationships. Group is continuing to assess the Year 2000 preparedness of these customers, business and trading partners and other third parties.

     By the end of March 1999, Group had participated in approximately 115 "external", i.e., industry-wide or point-to-point, tests with exchanges, clearing houses and other industry utilities, as well as the "Beta" test sponsored by the Securities Industry Association ("SIA") for its U.S. members in July 1998. Group successfully completed all of these tests with no material problems. By the end of June 1999, Group expects to have participated in approximately 75 additional external tests, including the SIA "Streetwide" test scheduled to be completed in April 1999 and other major industry tests in those global markets where Group conducts significant business.

     If third parties with whom the Company interacts have Year 2000 problems that are not remedied, problems could include the following: (i) in the case of vendors, disruption of important services upon which the Company depends, such as telecommunications and electrical power; (ii) in the case of third-party data providers, receipt of inaccurate or out-of-date information that would impair the Company's ability to perform critical data functions, such as pricing the Company's securities or other assets;
     (iii) in the case of financial intermediaries, such as exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; (iv) in the case of banks and other lenders, disruption of capital flows potentially resulting in liquidity stress; and (v) in the case of counterparties and customers, financial and accounting difficulties for those parties that expose the Company to increased credit risk and lost business. Disruption or suspension of activity in the world's financial markets is also possible.

     Acknowledging that a Year 2000 failure, whether internal or external, could have an adverse effect on the ability to conduct day-to-day business, Group is employing a comprehensive and global approach to contingency planning. Group's contingency planning objective is to identify potential system failure points that support processes that are critical to Group's mission and to develop contingency plans for those failures that may reasonably be expected to occur, with the general goal of ensuring, to the maximum extent practical, that minimum acceptable levels of service can be maintained by Group. In the event of system failures, Group's contingency plans will not guarantee that existing levels of service will be fully maintained, especially if these failures involve external systems or processes over which Group or which the Company has little or no direct control or involve multiple failures across a variety of systems. Group anticipates that contingency plans covering the businesses of the Company will be completed by September 30, 1999.

     Group has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, to complete the remediation and testing of internally-developed systems and the replacement and testing of third-party products and services, including non-technology products and services, in order to achieve Year 2000 compliance. Group currently estimates that these costs will total approximately $150 million, a substantial majority of which has been spent to date. These estimates include the cost of technology personnel but do not include the cost of most non-technology personnel involved in Group's Year 2000 effort. The remaining cost of Group's Year 2000 program is expected to be incurred during the remainder of 1999 and early 2000.

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

     Group indirectly controls the Company and all of its business activities. Group has several affiliates that compete with the Company for Derivative Transactions and has its own credit policies for counterparties. No assurance can be given that Group will not allocate transactions to its other affiliates or will permit the business of the Company to continue to expand. Further, Group has been engaged in a review of the Company's operations since

     October 1997 and there can be no assurances as to the outcome of this review. See "-- Overview" for a discussion of the ongoing review by Group of the Company's operations.

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

     The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions and the solicitation of new business. The failure of the relevant Group affiliate to perform those functions could prevent the Company from conducting its business, including making payments to its counterparties and ensuring compliance with its operational guidelines. In this regard, Group has informed the Company of its preparations for Year 2000. A failure by the relevant Group affiliates to be Year 2000 compliant could materially adversely affect the business, results of operations and financial condition of the Company. See "-- Overview" for a discussion of the Company's reliance upon Group and its affiliates with respect to the Year 2000 issue.

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

     The Company believes that in the case of credit exposures calculated on a "net basis" (i.e., adding the positive and negative values) or net of collateral that it has an enforceable netting agreement or an enforceable security interest. No assurance can be given, however, that a court under all circumstances would enforce the netting agreement or recognize the validity of the security interest.

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


     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW" under Item 2 for a description of the Company's portfolio composition.

     INTEREST-RATE RISK MANAGEMENT. Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. As a result, the Company may experience fluctuations in reported revenues. The aggregate hypothetical reduction in reported revenues from the Company's portfolio as of February 26, 1999 that would have resulted from a hypothetical 100 basis point increase in interest rates across the entire yield curve is estimated to be $6 thousand. Because the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

     In addition, the Company has oustanding Medium-Term Notes ("Notes") with an aggregate principal amount of $175 million, the principal payments on which are determined by reference to the performance of a single equity security or an equity index (see "-- Equity-Price Risk Management" below). The interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the interest-rate risk in respect of the Notes.

     FOREIGN-EXCHANGE RISK MANAGEMENT. Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported revenues will be affected by changes in the value (expressed in U.S. dollars) of such currencies. However, as of February 26, 1999, the Company does not consider its exposure to currencies other than the U.S. dollar to be material to its financial condition. Based on the value of the Company's non-U.S. dollar net assets as of February 26, 1999, its reported revenues would be reduced by $747 thousand if the Company were to realize no value from such currencies. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

     EQUITY-PRICE RISK MANAGEMENT. As of February 26, 1999, the Company has equity-linked Notes outstanding with an aggregate principal amount of $175 million. The Company has purchased equity securities, has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. The Company's exposure to fluctuations in the market price of the equity securities, exchange traded options and Derivative Transactions with affiliates that it holds is offset by changes in its liability for the face or principal amount of the equity-linked Notes. Fluctuations in the prices for such securities and options will not result in a reduction of the Company's reported revenues. As discussed above in "-- Interest-Rate Risk Management", the interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the remaining market risk in respect of the Notes.

     COMMODITY-PRICE RISK MANAGEMENT. The Company had no positions sensitive to commodity-price risk as of February 26, 1999.


     PART II: OTHER INFORMATION
     --------------------------

     ITEM 1:  LEGAL PROCEEDINGS


     The Company is not a party to any legal proceeding.


     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     ITEM 5:  OTHER INFORMATION

     The partners of Group have approved a plan for an initial public offering, which would likely occur in the early summer of 1999 and represent between 10% and 15% of the firm's common equity. Under the plan, Group would be reorganized into corporate form and the corporate successor, to be known as The Goldman Sachs Group, Inc. ("GS Inc."), would assume the liabilities and obligations of Group. The reorganization would occur at the same time as completion of the equity offering. GS Inc. has filed a registration statement with the Securities and Exchange Commission relating to the equity offering. The registration statement outlines Group's plan to reorganize. It is not certain that an initial public offering will occur or what the timing or final terms of any such transactions would be or whether the offering and reorganization will have any effect on any debt securities of the Company.


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

     12.1     Statement re computation of ratios of earnings to fixed charges

     27.1     Financial Data Schedule

          (b)  Reports on Form 8-K


     The Company filed a Report on Form 8-K, dated December 7, 1998, announcing the appointment of C. Douglas Fuge, Kenneth A. Miller and Noel B. Donohoe as directors of the Company's corporate general partner, GS Financial
     Products US Co. ("GSFPUS Co."), and the concurrent removals of Richard E. Witten, Kipp M. Nelson and Oki Matsumoto as directors thereof.

     The Company filed a Report on Form 8-K, dated February 23, 1999, announcing the appointment of C. Douglas Fuge as President, Principal Financial Officer and Principal Accounting Officer of GSFPUS Co., the appointment of Denis Dennehy and Jay J. Ryan as Vice Presidents of GSFPUS Co., the appointment of Brian J. Lee as Treasurer of GSFPUS Co., the appointment of Patrick E. Harris as Secretary of GSFPUS Co., and the removal of

     Greg Swart as President of GSFPUS Co., Daphine Campbell as Vice President of GSFPUS Co. and Amy Furman as Secretary of GSFPUS Co.

     The Company filed a Report on Form 8-K, dated February 25, 1999, relating to the audited balance sheets of GSFPUS Co. as of November 27, 1998 and November 28, 1997.

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     GS FINANCIAL PRODUCTS U.S., L.P.
     acting by its general partner, GS Financial
     Products US Co.


     Date: April 12, 1999                   By:        /s/ C. Douglas Fuge
                                                   -----------------------------
                                                         C. Douglas Fuge

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