Form 10-Q
period 1999-05-28
GS FINANCIAL PRODUCTS US LP
filed 1999-07-12
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934.

For the quarterly period ended May 28, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934.

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


P.O. Box 896, Harbour Centre, North Church Street                N/A
Grand Cayman, Cayman Islands, British West Indies
    (Address of principal executive offices)                  (Zip Code)

(Registrant's Telephone Number, Including Area Code)       (345) 945-1326


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days          Yes   X     No
                                                      ----        -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: ___N/A___.

GS FINANCIAL PRODUCTS U.S., L.P.
FORM 10-Q


PART  I: FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1: Financial Statements (Unaudited):

        Condensed Statements of Income for the Three Fiscal Months
        and Six Fiscal Months Ended May 28, 1999 and May 29, 1998             3

        Condensed Statements of Financial Condition as of May 28, 1999
           and November 27, 1998                                              4

        Condensed Statement of Changes in Partners' Capital for the Six
           Fiscal Months Ended May 28, 1999                                   5

        Condensed Statements of Cash Flows for the Six Fiscal Months
           Ended May 28, 1999 and May 29, 1998                                6

        Notes to the Condensed Financial Statements                           7

Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        17

         Liquidity and Capital Resources                                     21

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          29


PART II: OTHER INFORMATION
--------------------------

Item 1:  Legal Proceedings                                                   31

Item 5:  Other Information                                                   31

Item 6:  Exhibits and Reports on Form 8-K                                    31

Signature                                                                    32

PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                        GS FINANCIAL PRODUCTS U.S., L.P.
                         CONDENSED STATEMENTS OF INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                   FOR THE THREE FISCAL MONTHS ENDED    FOR THE SIX FISCAL MONTHS ENDED
                                     MAY 28, 1999      MAY 29, 1998      MAY 28, 1999      MAY 29, 1998
                                     ------------      ------------      ------------      ------------

REVENUES:
Intermediation profit                    $     92           $    13            $   76           $   231
Interest                                    4,515             5,548             9,156            11,101
Equity in loss of affiliate                     0               (10)                0               (12)
                                            -----             -----             -----            ------
Total revenues                              4,607             5,551             9,232            11,320
Interest expense                            2,657             3,280             5,398             6,592
                                            -----             -----             -----            ------
Revenues, net of interest expense           1,950             2,271             3,834             4,728

EXPENSES:

Operating                                     580               306             1,218               683
                                            -----             -----             -----            ------
Income before taxes                         1,370             1,965             2,616             4,045
Income taxes                                   55                72               105               161
                                            -----             -----            ------            ------
Net Income                                 $1,315            $1,893            $2,511           $ 3,884
                                            =====             =====            ======            ======


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (U.S. dollars in thousands)
                                   (Unaudited)
                                   -----------

                                                          MAY 28, 1999           NOVEMBER 27, 1998
                                                          ------------           -----------------

ASSETS:
Cash and cash equivalents                                   $297,049                  $293,636
Securities owned, at fair value                               49,285                    38,828
Derivative transactions, at fair value:
Affiliate                                                     22,605                    11,865
Non-affiliate                                                 77,244                   114,958
Investment in affiliate                                          814                       804
Other assets                                                     610                       703
                                                            --------                  --------
                               Total assets                 $447,607                  $460,794
                                                            ========                  ========

LIABILITIES AND PARTNERS' CAPITAL:
Current portion of long-term borrowings                       $3,227                    $2,573
Derivative transactions, at fair value:
Non-affiliate                                                 60,907                    89,078
Long-term borrowings                                         221,802                   209,033
Other liabilities and accrued expenses                         1,831                     2,791
                                                            --------                  --------
                          Total liabilities                  287,767                   303,475


Commitments and contingencies

Partners' capital:
Limited Partners                                             159,034                   156,525
General Partner                                                  806                       794
                                                            --------                  --------
                    Total partners' capital                  159,840                   157,319
                                                            --------                  --------
    Total liabilities and partners' capital                 $447,607                  $460,794
                                                            ========                  ========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
               CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX FISCAL MONTHS ENDED MAY 28, 1999
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                       GENERAL                 LIMITED                   TOTAL
                                                  PARTNER'S CAPITAL       PARTNERS' CAPITAL        PARTNERS' CAPITAL
                                                  -----------------       -----------------        -----------------

Balance, November 27, 1998                                $794                 $156,525                 $157,319

Net Income                                                  12                    2,499                    2,511

Foreign currency translation adjustment                      0                       10                       10
                                                         -----                  -------                  -------

Balance, May 28, 1999                                     $806                 $159,034                 $159,840
                                                         =====                  =======                  =======


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)
                                  (Unaudited)
                                   ---------

                                                                      FOR THE SIX FISCAL MONTHS ENDED
                                                                      -------------------------------
                                                                     MAY 28, 1999         MAY 29, 1998
                                                                     ------------         ------------

Cash flows from operating activities:
   Net Income                                                              $2,511               $3,884
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in loss of affiliate                                              0                   12
       Unrealized gain on securities owned                                (10,457)             (17,309)
       Increase in long-term borrowings due to
         embedded derivative transactions, net                             13,423               15,677

(Increases) decreases in operating assets:
   Derivative transactions, at fair value:
      Affiliate                                                           (10,740)               8,346
      Non-affiliate                                                        37,714               22,113
   Other assets                                                                93               (1,946)

(Decreases) increases in operating liabilities:
   Derivative transactions, at fair value:
      Non-affiliate                                                       (28,171)             (24,333)
   Other liabilities and accrued expenses                                    (960)               3,690
                                                                          -------              -------

Net cash provided by operating activities                                   3,413               10,134

Net increase in cash and cash equivalents                                   3,413               10,134

Cash and cash equivalents, beginning of period                            293,636              291,375
                                                                          -------              -------
Cash and cash equivalents, end of period                                 $297,049             $301,509
                                                                          =======              =======
Supplemental disclosure of cash flow information:
   Interest paid                                                           $3,104               $5,332
   Income taxes paid                                                          225                    0



               The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

1.   DESCRIPTION OF BUSINESS:
     -----------------------

     Since October 1997, The Goldman Sachs Group, L.P., which was succeeded by The Goldman Sachs Group, Inc. ("Group") in May 1999, has undertaken a review of the business and operations of GS Financial Products U.S., L.P. (the "Company") and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. On July 9, 1999, the Boards of Directors of GS Financial Products US Co., the Company's corporate general partner, and of GS Financial Products Co., the corporate general partner of FPI, agreed that the Company and FPI would not enter into any new Derivative Transactions or issue any new debt securities, and that both the Company and FPI would pursue attractive opportunities to retire or transfer their obligations, with the eventual goal of liquidating both companies. The Board of Directors of the Company's corporate general partner has not approved a formal plan for liquidating the Company. The lack of activity occasioned by the review has negatively affected the Company's results of operations for the first half of fiscal 1999, and the continued lack of activity in the future is expected to have a significant negative effect on the Company's results of operations in future quarters, but is not expected to affect the ability of the Company to meet its obligations. No assurance can be given as to what effect these actions will have on the Company's credit ratings described below.

     The historical business of the Company was to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company entered into or guaranteed Derivative Transactions in situations where two or more counterparties (typically including an affiliate of the Company) wished to enter into one or more Derivative Transactions between themselves but wanted the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company did this by entering into each of such transactions directly as principal. Such Derivative Transactions also included the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk on Derivative Transactions (as described under "Derivative Transactions" -- see Note 4).

     The Company's long-term debt and counterparty credit risk have been rated AAA by Standard & Poor's Ratings Group ("S&P") and Fitch IBCA, Inc. ("Fitch"). There can be no assurance that S&P and Fitch will continue to rate the Company's long-term debt and counterparty credit risk, respectively, in their highest category.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

     BASIS OF PRESENTATION

     The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company as of November 27, 1998 and November 28, 1997, and for the fiscal years ended November 27, 1998, November 28, 1997 and November 29, 1996, included in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1998. Results for the fiscal quarters presented are not necessarily indicative of results for a full fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been reflected.

     The condensed statement of financial condition as of November 27, 1998 was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


     Securities owned are recorded at fair value. Derivative Transactions are recorded at estimated fair value. As a result, due to the nature of the Company's activities, a substantial portion of the intermediation profit from credit enhancing new Derivative Transactions may be recognized upon entering into such transactions. The Company did not recognize such intermediation profit for the three fiscal months and the six fiscal months ended May 28, 1999 and May 29, 1998 because it did not enter into any new transactions due to the aforementioned review.

     Intermediation profits were $76 thousand for the six fiscal months ended May 28, 1999. The Company recognized a profit of $210 thousand from amortization of performance guarantee fees. This was offset in part by a loss of $135 thousand due to a decrease in the present value of the Company's net investment in Derivative Transactions. The intermediation profit for the six fiscal months ended May 29, 1998 was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto.

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

     The Company's income is subject to a 4% New York City unincorporated business tax. The condensed statements of income for the fiscal quarters ended May 28, 1999 and May 29, 1998 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

     CREDIT EXPOSURE

     The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be with a limited number of counterparties. In addition, this concentration may increase as the Company begins to retire or transfer its obligations. At May 28, 1999, the Company had no credit exposure net of collateral exceeding 10% of its total assets to any single counterparty. At November 27, 1998, the Company had credit exposure exceeding 10% of its total assets to Bank of America, NA and Commerzbank AG. The combined exposures to these two banks represented 24% of

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


     the Company total assets. Bank of America, NA and Commerzbank AG both were rated AA- by at least one internationally recognized credit rating agency at November 27, 1998.

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


                                                            FOR THE SIX FISCAL MONTHS ENDED
                                                            -------------------------------
                                                              (U.S. dollars in thousands)

                                                            MAY 28, 1999        MAY 29, 1998
                                                            ------------        ------------


     Net income                                                   $2,511              $3,884

     Other comprehensive income (loss):
          Foreign currency translation adjustment                     10                 (19)
                                                                   -----               -----
     Total comprehensive income                                   $2,521              $3,865
                                                                   =====               =====

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", which deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company intends to adopt the provisions of SFAS No. 133 deferred by SFAS No. 137 in fiscal 2001 and is currently assessing its effect.

3.   SECURITIES OWNED:
     ----------------

     As of May 28, 1999 and  November 27, 1998,  securities  owned  consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $3.0 million and $1.9 million, respectively) and shares of common stock of Citigroup, Inc. (fair value approximately $46.3 million and $36.9 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of equity-linked Medium-Term Notes, one of which is mandatorily exchangeable

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which is exchangeable, at the option of the holder, into shares of Citigroup, Inc. common stock. (See Note 7).

4.   DERIVATIVE TRANSACTIONS:
     -----------------------

     The fair values of Derivative Transactions entered into by the Company are presented in the condensed statements of financial condition on a net-by-counterparty basis, where management believes a right of setoff exists under an enforceable master netting agreement. Derivative Transactions are principally interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps which are denominated in various currencies. The fair values of swap and forward agreements in a gain position, as well as options purchased, are reported in accordance with the Company's netting policy as assets under the caption "Derivative transactions, at fair value". Similarly, the fair value of swap and forward agreements in a loss position, as well as options written, are reported as liabilities under the caption "Derivative transactions, at fair value". Derivative Transactions reported in accordance with the Company's netting policy as assets are principally obligations of major international financial institutions which are rated A or better by at least one internationally recognized rating agency.

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

     The Company historically entered into various Derivative Transactions whereby the Company agreed to pay amounts that might increase in the event of changes in the level of an underlying index. The Company entered into such transactions with counterparties only if it was able to enter into offsetting transactions that entitled the Company to receive amounts that were equal to or in excess of the amounts it owed. As a result, so long as none of its counterparties defaults, the Company believes that it bears no market risk (i.e., its ability to satisfy its obligations will not be affected by market conditions).

     While the ultimate excess cash flows on these offsetting transactions will be positive or zero, the reported revenues in any period (based on the discounted value of these excess cash flows) will be impacted by changes in interest rates or foreign exchange rates.

     The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing a Derivative Transaction in a gain position, net of

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     collateral posted by the counterparty, and any Derivative Transactions structured on a limited recourse basis. As of May 28, 1999 and November 27, 1998, the Company's aggregate Credit Exposure in respect of Derivative Transactions was approximately $89 million and approximately $124 million, respectively.

     The Company limits its Credit Exposure by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. Treasury bonds or notes and securities issued or backed by U.S. governmental agencies, as collateral in order to reduce the amount of the Company's credit exposure. The Company has obtained collateral of approximately $2.7 million related to Derivative Transactions as of May 28, 1999.

     A summary of the notional or contractual amounts (U.S. dollars in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.

                                                     MAY 28, 1999       NOVEMBER 27, 1998
                                                     ------------       -----------------

        Non-affiliates
          Interest rate swap agreements                     $1,991               $2,385
          Currency options written                             108                  304
          Currency options purchased                           108                  108
          Interest rate options written                        774                  826
          Interest rate options purchased                    1,387                1,450
          Currency and other swap agreements                     0                  162
          Foreign currency forwards                             19                   66
          Equity options purchased                              46                   37

        Affiliates
          Interest rate swap agreements                     $2,944               $3,413
          Currency options written                             108                  108
          Currency options purchased                           108                  304
          Interest rate options written                      1,387                1,450
          Interest rate options purchased                      774                  826
          Currency and other swap agreements                   150                  312
          Foreign currency forwards                             19                   64

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

     As described in Note 2, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of May 28, 1999 and November 27, 1998 and the average monthly fair values of such instruments for the six fiscal months ended May 28,

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     1999 and the fiscal year ended November 27, 1998, computed in accordance with the Company's netting policy, are as follows:

                                                              Fair Value
                                                              ----------
                                                      (U.S. dollars in millions)

                                         AS OF MAY 28, 1999                 AS OF NOVEMBER 27, 1998
                                         ------------------                 -----------------------
                                      Assets          Liabilities          Assets          Liabilities
                                      ------          -----------          ------          -----------

       Derivative Transactions
       Non-affiliates                 $77.2              $60.9             $115.0              $89.1
       Affiliates                      22.6                0.0               11.9                0.0

                                                         Average Monthly Fair Value
                                                         --------------------------
                                                         (U.S. dollars in millions)

                                       SIX FISCAL MONTHS ENDED                 FISCAL YEAR ENDED
                                            MAY 28, 1999                       NOVEMBER 27, 1998
                                            ------------                       -----------------
                                      Assets          Liabilities          Assets           Liabilities
                                      ------          -----------          ------           -----------
      Derivative Transactions
      Non-affiliates                  $99.8             $75.3             $148.2              $122.4
      Affiliates                       13.3               0.0               12.3                 0.0

5.  RELATED PARTY TRANSACTIONS:
    --------------------------

     The Company historically entered into hedging and performance guarantee transactions with affiliates. Substantially all of the Company's Derivative Transactions involve some degree of hedging with affiliates.

     In  accordance  with  agreements  with certain  affiliates,  technical  and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with an affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates at market rates. For the six fiscal months ended May 28, 1999 and May 29, 1998, approximately $763 thousand and $133 thousand, respectively, were charged for such services. The significant increase in services fees is primarily due to additional expenses billed to the Company as a result of the aforementioned review by Group.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

6.   INVESTMENT IN AFFILIATE:
     -----------------------

     The Company owns an approximate 2% general and limited partnership interest in FPI. The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

     As discussed above, FPI will not engage in any new Derivative Transactions and will not issue any new debt securities. As of May 28, 1999, its assets consist principally of cash and cash equivalents, Japanese government debt securities and Derivative Transactions. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

     As of May 28, 1999, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

                                          Selected financial data for FPI
                                            (U.S. dollars  in millions):

                                        MAY 28, 1999       NOVEMBER 27, 1998
                                        -------------      -----------------

      Total assets                             $154                 $170
      Total liabilities                         120                  137
      Partners' capital                          34                   33

7.   LONG-TERM BORROWINGS:
     --------------------

     The Company has issued both principal protected and non-principal protected Medium-Term Notes ("Notes"). The payments on the Notes are determined by reference to the performance of a single equity security or an equity index. The Company's obligations to the holders of the Notes fluctuate based on the closing price of the applicable equity security or equity index. Certain of the Notes are subject to redemption at the option of the Company if certain conditions are met. The terms of a Note linked to a single stock may either allow for or mandatorily require the holder to exchange the Notes into an amount of the underlying security. The hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes.

     The Company has ascribed, where applicable, the proceeds from the Notes to the underlying principal component and the embedded Derivative Transactions. The amounts ascribed to the principal component will accrete, under the effective interest rate method, to the stated principal amount over time. The embedded Derivative Transactions are recorded at estimated fair value.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     The Company has purchased equity securities and has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. (See Note 4 for a discussion of Credit Exposure on Derivative Transactions.) The fixed interest rates on Notes linked to an equity index have been effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the six fiscal months ended May 28, 1999, interest expense on Notes linked to a single stock was approximately $2.0 million, which was primarily offset by amounts recorded in interest income. As discussed in Note 2, securities owned are recorded at fair value and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at estimated fair value, respectively.

                                                                              MAY 28, 1999         NOVEMBER 27, 1998
                                                                              ------------         -----------------



       Nikkei Indexed Notes due December 22, 2000(1)                              $49,508                $49,818

       S&P Enhanced Stock Index Growth Notes due August 9, 2002(2)                126,498                116,399

       7% Mandatorily Exchangeable Notes due July 23, 1999(3)                       3,227                  2,573
       (Subject to Mandatory Exchange into Shares of Common Stock of
       Oxford Health Plans, Inc.)

       3% Citicorp Exchangeable Notes due August 28, 2002(4)                       45,796                 42,816
                                                                                  -------                -------

       Total long-term borrowings                                                 225,029                211,606

       Current portion of long-term borrowings(3)                                   3,227                  2,573
                                                                                 --------               --------

       Long-term borrowings, less current portion                                $221,802               $209,033
                                                                                 ========               ========

(1) The $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $13.2 million as of May 28, 1999 and $14.7 million as of November 27, 1998.

(2) The $73 million face amount of S&P Enhanced Stock Index Growth Notes (the "S&P Notes") are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $66.8 million as of May 28, 1999 and $58.6 million as of November 27, 1998. On April 5, 1999, the closing value of the S&P 500 Composite Stock Index was 1321.12. As a result, pursuant to the terms of the S&P Notes, the redemption amount payable at maturity will be $53.25 per each $25 face amount of the S&P Notes, irrespective of further increases or decreases in the closing value of the index.

(3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 do not have a face amount, but had an initial principal amount of $40.8 million which represented 477,865 notes at the prevailing market price of Oxford Health Plans, Inc. common stock on the date of issue. At May 28, 1999, there was $13.5 million principal amount of these notes outstanding, and the carrying value of the remaining notes of $3.2 million is included in current portion of long-term borrowings in the May 28, 1999 statement of financial condition. The principal repayment amount at maturity will be determined by the closing price of the Oxford Health Plans, Inc. common stock at maturity and, accordingly, the carrying value will fluctuate based upon the prevailing market price of the common stock. The ability of the holders of such notes to participate in the appreciation of the Oxford Health Plans, Inc. common stock is limited and cannot exceed a closing price of $129.77 per note at maturity. The carrying value includes the embedded Derivative Transactions of ($10.3) million and ($10.9) million as of May 28, 1999 and November 27, 1998, respectively.

(4) The 3% Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the holders of such Notes at the rate of 5,456.25 shares of Citigroup, Inc. common stock per increment. In addition, the Notes are redeemable by the Company at various times after September 14, 1999 at the face amount, plus accrued interest, if the note holders have not exercised their exchange option. The carrying value includes the embedded Derivative Transactions of $1.8 million and ($0.7) million as of May 28, 1999 and November 27, 1998, respectively.


                        GS FINANCIAL PRODUCTS U.S., L.P.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     Including the impact of the Derivative Transactions, the weighted average interest rate for the Notes was 6.19% as of May 28, 1999 and 5.99% as of November 27, 1998.

     On April 20, 1999, Citigroup announced a 3-for-2 stock split for all shareholders of record as of May 3, 1999, which was paid on May 28, 1999.

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

     The assets of the Corporate General Partner consist principally of cash. The Corporate General Partner had assets and equity of $2.1 million as of May 28, 1999 and assets of $2.6 million and equity of approximately $2.4 million as of November 27, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since October 1997, Group has undertaken a review of the business and operations of the Company and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and FPI have not entered into any new Derivative Transactions and have not issued any new debt securities. On July 9, 1999, the Boards of Directors of the Corporate General Partner and of GS Financial Products Co., the corporate general partner of FPI, agreed that the Company and FPI would not enter into any new Derivative Transactions or issue any new debt securities, and that both the Company and FPI would pursue attractive opportunities to retire or transfer their obligations, with the eventual goal of liquidating both companies. The Board of Directors of the Corporate General Partner has not approved a formal plan for liquidating the Company. The lack of activity occasioned by the review has negatively affected the Company's results of operations for the first half of fiscal 1999, and the continued lack of activity in the future is expected to have a significant negative effect on the Company's results of operations in future quarters, but is not expected to affect the ability of the Company to meet its obligations. No assurance can be given as to what effect these actions may have on the Company's credit ratings.

Historically, the Company engaged in the business of entering into, as principal or guarantor, a variety of types of Derivative Transactions, principally interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, index swaps, commodity swaps and options, and forward contracts. Generally, the Company entered into or guaranteed Derivative Transactions in situations where two or more counterparties (typically including an affiliate of the Company) wished to enter into one or more Derivative Transactions between themselves, but wanted the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company did this by entering into each of such transactions directly as principal. Such Derivative Transactions also included the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Derivative Transactions entered into or guaranteed by the Company consist principally of interest rate swaps, interest rate options, index swaps, currency options, currency forwards and currency swaps denominated in a variety of currencies.

At May 28, 1999, the Company had entered into or guaranteed approximately $9.3 billion notional amount of interest rate swaps and options, $619 million notional amount of currency options, forwards and swaps and $46 million notional amount of equity options with a total of 28 counterparties.

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

Substantially all of the Company's Derivative Transactions involve some degree of hedging with affiliates. As of May 28, 1999, the Company has entered into or guaranteed approximately $5.5 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's structured notes and interest rate or currency exposure on surplus cash flow from its portfolio or which are intended to mitigate total credit risk.

As of May 28, 1999, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $225 million. As discussed above, the Company does not intend to issue equity-linked Medium-Term Notes in the future.

RESULTS OF OPERATIONS

Due to the results of the aforementioned review by Group as discussed above in "-- Overview", the Company does not intend to enter into any new Derivative Transactions or issue any new debt securities. The lack of activity has negatively affected the Company's results of operations for the first half of fiscal 1999, and the continued lack of activity in the future is expected to have a significant negative effect on the Company's results of operations in future quarters.

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

The Company's income is subject to a 4% New York City unincorporated business tax. The condensed statements of income for the three fiscal months and the six fiscal months ended May 28, 1999 and May 29, 1998 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

     THREE FISCAL MONTHS ENDED MAY 28, 1999 VERSUS THREE FISCAL MONTHS ENDED MAY 29, 1998

For the three fiscal months ended May 28, 1999, the Company reported revenues, net of interest expense, of $2.0 million, consisting principally of net interest income. This represented a decrease in reported revenues, net of interest expense, of 14% compared to the fiscal quarter ended May 29, 1998. The decrease is primarily attributable to a reduction in interest income earned on short-term time deposits due to lower short-term interest rates over the relevant periods. The Company did not recognize any intermediation profit on new Derivative Transactions due to the aforementioned review by Group. The Company incurred interest expense of $2.7 million during the fiscal quarter ended May 28, 1999 relating to equity-linked Medium-Term Notes.

For the three fiscal months ended May 29, 1998, the Company reported revenues, net of interest expense, of $2.3 million, consisting principally of net interest income. For the three fiscal months ended May 29, 1998, the Company did not enter into or guarantee any new Derivative Transactions due to the aforementioned review by Group. The Company incurred interest expense of $3.3 million during the three fiscal months ended May 29, 1998 relating to equity-linked Medium-Term Notes.

Interest income for the three fiscal months ended May 28, 1999 was $4.5 million or 19% less than the same fiscal period of the previous year, primarily due to a decrease in amounts recorded as interest income on Derivative Transactions relating to hedges of Medium-Term Notes issued by the Company that are linked to a single stock. As a result of the aforementioned review by Group, the Company did not earn any intermediation profit on new Derivative Transactions for the three fiscal months ended May 28, 1999. Intermediation profit was $92 thousand for the three fiscal months ended May 28, 1999 compared to intermediation profit of $13 thousand in the same fiscal period of 1998. The Company recognized $117 thousand of intermediation profit from amortization of performance guarantee fees, including $26 thousand related to residual performance guarantee fees on the related Derivative Transactions which were terminated prior to original maturity at the request of the counterparties. This was offset in part by a loss of $25 thousand from a decrease in the present value of the Company's net investment in Derivative Transactions. Interest expense of $2.7 million for the three fiscal months ended May 28, 1999 decreased from the $3.3 million incurred in the three fiscal months ended May 29, 1998 due to a decrease in long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 6.09% for the fiscal quarter ended May 28, 1999.

Operating expenses for the three fiscal months ended May 28, 1999 were $580 thousand, compared to $306 thousand in the fiscal quarter ended May 29, 1998. The increase is due primarily to amounts billed to the Company from Goldman, Sachs & Co. for technical and administrative services relating to the aforementioned review by Group. Fees and expense reimbursement to Group affiliates included within operating expenses were $410 thousand and $95 thousand for the three fiscal months ended May 28, 1999 and May 29, 1998, respectively.

Net income of $1.3 million for the three fiscal months ended May 28, 1999 decreased by 31% or $578 thousand from the three fiscal months ended May 29, 1998 net income of $1.9 million. The decrease is primarily attributable to the combination of a reduction in interest income earned on cash balances invested in short-term time deposits, as short-term interest rates were generally lower, and an increase in operating expenses, over the relevant periods. Total assets as of May 28, 1999 were $448 million, consisting principally of cash and cash equivalents, securities owned and Derivative Transactions, a decline of 3% from total assets as of November 27, 1998.

     SIX FISCAL MONTHS ENDED MAY 28, 1999 VERSUS SIX FISCAL MONTHS ENDED MAY 29, 1998

For the six fiscal months ended May 28, 1999, the Company reported revenues net of interest expense of $3.8 million, consisting principally of net interest income. This represented a decrease in reported revenues net of interest expense of 19% compared to the six fiscal months ended May 29, 1998. During the period, the Company did not recognize any intermediation profit on new Derivative Transactions due to the review by Group described above. The intermediation profit of $76 thousand for this period principally resulted from the recognition of the residual performance guarantee fees offset in part by a decrease in the present value of the Company's net investment in Derivative Transactions. The Company incurred interest expense of $5.4 million during the six fiscal months ended May 28, 1999.

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

Interest income of $9.2 million for the first six fiscal months ended May 28, 1999 decreased by $1.9 million, or 18%, over the six fiscal months ended May 29, 1998, primarily due to a decrease in amounts recorded as interest income on Derivative Transactions relating to hedges of Medium-Term Notes issued by the Company that are linked to a single stock. Intermediation profit decreased $155 thousand to $76 thousand for the six fiscal months ended May 28, 1999 compared to intermediation profit of $231 thousand in the six fiscal months of 1998. in the six fiscal months ended May 28, 1999, the Company recognized $211 thousand of intermediation profit from amortization of performance guarantee fees, including $32 thousand related to residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties. This was offset in part by a loss of $135 thousand from a decrease in the present value of the Company's net investment in Derivative Transactions. Interest expense of $5.4 million for the six fiscal months ended May 28, 1999 decreased from the $6.6 million incurred in the same six fiscal months period in 1998 due to a decrease in long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 6.19% for the six fiscal months ended May 28, 1999.

Operating expenses for the six fiscal months ended May 28, 1999 were $1.2 million, compared to $683 thousand in the six fiscal months ended May 29, 1998. The increase is due primarily to amounts billed to the Company from Goldman, Sachs & Co. for technical and administrative services relating to the aforementioned review by Group. Fees and expense reimbursement to Group affiliates within operating expenses were $763 thousand and $133 thousand for each of the six fiscal month periods ended May 28, 1999 and May 29, 1998.

Net income of $2.5 million for the six fiscal months ended May 28, 1999 decreased by 35% or $1.4 million from the six fiscal months ended May 29, 1998 net income of $3.9 million. This decrease is primarily attributable to the combination of a reduction in interest income earned on cash balances invested in short-term deposits, as short-term interest rates were generally lower, and higher operating expenses, over the relevant period.

Net cash provided by operating activities during the six months ended May 28, 1999 was $3.4 million, which primarily reflected net income. In comparison, for the six fiscal months ended May 29, 1998 net cash provided by operating activities was $10.1 million, which primarily reflected receipts exceeding payments on Derivative Transactions, including the receipt of certain payments under Derivative Transactions with affiliates that were terminated prior to their original maturity.

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

The composition, at May 28, 1999 and November 27, 1998, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and guarantees and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., any collateralized portion of Derivative Transactions reported as assets and any Derivative Transactions structured on a limited recourse basis.) At May 28, 1999 and November 27, 1998, the Company's counterparties consisted largely of banks located in Europe and North America, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

                                              Current Credit Exposure - By S&P Rating of Obligor:
                                              --------------------------------------------------
                                                          (U.S. dollars in millions)

                                                  MAY 28, 1999              NOVEMBER 27, 1998
                                                  ------------              -----------------
S&P Rating:                                     $         Percent            $           Percent
----------                                   -------      -------          ------        -------

AAA                                            $56.8         14.7%         $104.5          25.0%
AA+                                             65.0         16.8            78.4          18.8
AA                                              25.0          6.5            36.9           8.8
AA-                                            206.2         53.4           158.4          38.0
A+                                              24.4          6.3            24.9           6.0
A                                                0.0          0.0            11.1           2.7
A- and below                                     9.0          2.3             3.0           0.7
                                             -------       ------         -------        ------
Total                                        $ 386.4        100.0%        $ 417.2         100.0%
                                             =======       ======         =======        ======

                                         Current Credit Exposure - By Country of Obligor's Headquarters:
                                         --------------------------------------------------------------
                                                              (U.S. dollars in millions)

                                                  MAY 28, 1999               NOVEMBER 27, 1998
                                                  ------------               -----------------
                                               $         Percent            $           Percent
                                            -------      -------          ------        -------
Country:
-------
U.S.                                          $194.1        50.2%         $239.9           57.5%
Switzerland                                     25.1         6.5            41.2            9.9
France                                          30.1         7.8            30.1            7.2
Germany                                         40.0        10.3            62.6           15.0
Japan                                            1.5         0.4             3.0            0.7
Netherlands                                     44.1        11.4            38.5            9.2
Canada                                          50.6        13.1             0.0            0.0
Other                                            0.9         0.3             1.9            0.5
                                             -------       -----          ------          -----
         Total                               $ 386.4       100.0%         $417.2          100.0%
                                             =======       =====          ======          =====

                                                 Current Credit Exposure - By Obligor Industry:
                                                            (U.S. dollars in millions)

                                               MAY 28, 1999                 NOVEMBER 27, 1998
                                               ------------                 -----------------
                                               $         Percent            $           Percent
                                            -------      -------          ------        -------
Industry:
--------
Banks                                        $313.6        81.1%          $311.1           74.6%
Financials                                     33.2         8.6             39.1            9.4
Industrials                                     7.5         2.0             10.6            2.5
Government Agencies                            32.1         8.3             56.4           13.5
                                            -------       -----           ------          -----
         Total                              $ 386.4       100.0%          $417.2          100.0%
                                            =======       =====           ======          =====


The Company has entered into transactions with FPI and Goldman Sachs Capital Markets, L.P. ("GSCM") (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's equity-linked Medium-Term Notes and interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At May 28, 1999, the Company had $22.0 million and $0.6 million of credit exposure to GSCM and FPI, respectively, as a result of these transactions. In addition, the Company had $1.8 million of credit exposure to Goldman Sachs International as a result of transactions guaranteed. In light of the level of credit exposure to Group and its affiliates at May 28, 1999, the Company does not believe that financial information with respect to Group is material to investors in the Company's equity-linked Medium-Term Notes.

The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. In addition, this concentration may increase as the Company begins to retire or transfer its obligations. At May 28, 1999, the Company had no credit exposure net of collateral exceeding 10% of its total assets to any single counterparty.

As of May 28, 1999, the Company was a party to Derivative Transactions with a notional amount of $9.9 billion. Of these, $3.3 billion notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.

                          Notional Amount of Derivative Transactions with
                              Potential Credit Exposure - By Maturity:
                                   (U.S. dollars in millions)

                               MAY 28, 1999       NOVEMBER 27, 1998
                               ------------       -----------------
                                $     Percent        $      Percent
                             ------   -------     ------    -------
1999                         $1,151     17.4%     $1,968      24.7%
2000-2002                     1,185     17.9       1,535      19.3
2003-2005                     1,873     28.3       1,913      24.1
2006-2008                     1,554     23.5       1,624      20.4
2009-2021                       854     12.9         915      11.5
                             ------    -----      ------     -----
Total                        $6,617    100.0%     $7,955     100.0%
                             ======    =====      ======     =====


                         Notional Amount of Derivative Transactions With
                    Potential Credit Exposure - By Credit Quality of Obligor:
                                 (U.S. dollars in millions)

                               MAY 28, 1999       NOVEMBER 27, 1998
                               ------------       -----------------
                                $     Percent        $      Percent
                             ------   -------     ------    -------
S&P Rating:
   AAA                      $1,214      18.3%     $1,437      18.1%
   AA+                         433       6.5         433       5.4
   AA                          300       4.5         300       3.8
   AA-                         134       2.0         189       2.4
   A+                           66       1.0         101       1.3
   A                           327       5.0         453       5.7
   A- and below                149(a)    2.3         124(a)    1.6
   Affiliates                3,994      60.4        4,918     61.7
                            ------     -----       ------    -----
       Total                $6,617     100.0%      $7,955    100.0%
                            ======     =====       ======    =====

(a) Includes Derivative Transactions which were collateralized in part and therefore reflects reduced credit exposure.

                      Notional Amount of Derivative Transactions With Potential
                        Credit Exposure - By Principal Underlying Index Type:
                                    (U.S. dollars in millions)

                                  MAY 28, 1999       NOVEMBER 27, 1998
                                  ------------       -----------------
                                   $     Percent        $      Percent
                                ------   -------     ------    -------
Interest rate                   $6,295      95.1%     $7,059      88.7%
Currency                           276       4.2         860      10.8
Other                               46       0.7          36       0.5
                                ------     -----      ------     -----
 Total                          $6,617     100.0%     $7,955     100.0%
                                ======     =====      ======     =====

The notional amount of currencies, expressed in U.S. dollars at May 28, 1999, to be exchanged under currency options and currency swaps outstanding at May 28, 1999 (see "Currency" in the table above) were U.S. dollars ($150 million), Japanese yen (approximately $19 million), Euro (approximately $107 million).

The fair values of Derivative Transactions as of May 28, 1999 and November 27, 1998 and the average monthly fair values of such instruments for the six fiscal months ended May 28, 1999 and the fiscal year ended November 27, 1998, computed in accordance with the Company's netting policy, are as follows:

                                                              Fair Value
                                                              ----------
                                                      (U.S. dollars in millions)

                                           MAY 28, 1999                       NOVEMBER 27, 1998
                                           ------------                       -----------------
                                      Assets          Liabilities          Assets          Liabilities
                                      ------          -----------          ------          -----------

     Derivative Transactions
     -----------------------
       Non-affiliates                 $77.2              $60.9             $115.0              $89.1
       Affiliates                      22.6                0.0               11.9                0.0

                                                         Average Monthly Fair Value
                                                         --------------------------
                                                         (U.S. dollars in millions)

                                       SIX FISCAL MONTHS ENDED                 FISCAL YEAR ENDED
                                            MAY 28, 1999                       NOVEMBER 27, 1998
                                            ------------                       -----------------
                                      Assets          Liabilities          Assets           Liabilities
                                      ------          -----------          ------           -----------
    Derivative Transactions
    -----------------------
      Non-affiliates                  $99.8             $75.3             $148.2              $122.4
      Affiliates                       13.3               0.0               12.3                 0.0


The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At May 28, 1999, FPI had total liabilities of $120 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

As of May 28, 1999, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's, S&P and Fitch, respectively.

At May 28, 1999, the Company had $297 million of cash and cash equivalents available to meet its payment obligations. The Company believes that this level of cash and cash equivalents is sufficient to enable it to meet all of its
current  payment  obligations.   The  Company  anticipates  that  it  will  make
distributions  to  partners  in  the  future.   However,   the  amount  of  such
distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

The Company has issued and outstanding $40 million face amount of Nikkei 225 Indexed Notes due December 22, 2000, $73 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002, approximately $13.5 million initial principal amount of 7% Mandatorily Exchangeable Notes due July 23, 1999 (Subject to Mandatory Exchange into Shares of Common Stock of Oxford Health Plans, Inc.) ("Oxford Notes"), and $48 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 ("Citicorp Notes"). The single stock related Note issuances (i.e., the Oxford Notes and Citicorp Notes) are an integral part of individually structured Derivative Transactions. Payments on the above Notes are determined by reference to the performance of a single equity security or an equity index. The terms of the Citicorp Notes allow, and the terms of the Oxford Notes require, the holder to exchange the Notes into an amount of the underlying security. The Company has purchased equity securities and has entered into Derivative Transactions with affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The hedging of equity-linked Notes has utilized substantially all of the proceeds from the issuance of such Notes. As discussed above under "--Overview", the Company does not intend to issue new debt securities. Furthermore, the Company intends to pursue attractive opportunities to retire or transfer its obligations, with the eventual goal of liquidation.

As of May 28, 1999, securities owned consisted of shares of common stock of Oxford Health Plans, Inc. (fair value approximately $3.0 million) and shares of common stock of Citigroup, Inc. (fair value approximately $46.3 million).

At May 28, 1999, the Company had $160 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to support its operations and current portfolio of Derivative Transactions.

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

Group,  which  for  purposes  of this  discussion  of  Year  2000  includes  its affiliates, has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, and its non-information technology systems so that they will properly recognize and utilize dates beyond December 31, 1999. Group currently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems worldwide. However, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on the Company. Moreover, even if these changes are successful, failure of third parties to which Group is financially or operationally linked to address their own Year 2000 problems could also have a material adverse effect on the Company.

By the end of June 1999, Group had completed the remediation, testing and implementation phases for all of its systems, except for the implementation of three applications that are scheduled for July and early August 1999. In March 1999, Group completed the first cycle of its internal integration testing with respect to critical U.S. securities and transaction flows. The remaining cycle, which related primarily to non-U.S. products, was completed in June 1999. This integration testing was intended to validate that Group's systems can successfully perform critical business functions beginning in January 2000 and was completed successfully with no material problems. By the end of June 1999, Group had also completed testing and implementation of vendor-supplied technology products that it considers mission-critical, although with respect to products that run in multiple locations, implementation at some locations is expected to continue through September 1999.

Group is also addressing Year 2000 issues that may exist outside its own technology activities, including its facilities, external service providers and other third parties with which it interfaces. Group has inventoried and ranked its customers, business and trading partners, utilities, exchanges, depositories, clearing and custodial banks and other third parties with which Group has important financial and operational relationships. Group is continuing to assess the Year 2000 preparedness of these parties.

By the end of June 1999, Group had participated in approximately 150 "external", i.e., industry-wide or point-to-point, tests with exchanges, clearing houses and other industry utilities, as well as the "Streetwide" test sponsored by the Securities Industry Association for its U.S. members and completed in April 1999. Group successfully completed all of these tests with no material problems. By the end of October 1999, Group expects to have participated in approximately 20 additional external tests, including major industry tests in those global markets where Group conducts significant business.

Acknowledging that a Year 2000 failure, whether internal or external, could have an adverse effect on its ability to conduct day-to-day business, Group is employing a comprehensive and global approach to contingency planning. By the end of June 1999, Group's contingency plans for its core business units were substantially completed. Group expects that contingency plans for the rest of its business, including the business of the Company, will be completed by the end of September 1999.

Group has incurred, and expects to continue to incur, expenses allocable to internal staff, as well as costs for outside consultants, to complete the remediation and testing of internally developed systems and the replacement and testing of third-party products and services, including non-technology products and services, in order to achieve Year 2000 compliance and in connection with contingency planning for the date change and related activities. Group currently estimates that these costs will total approximately $170 million, a substantial majority of which has been spent to date. These estimates include the cost of technology personnel but do not include the cost of most non-technology personnel involved in Group's Year 2000 effort. Group expects to incur the remaining cost of its Year 2000 program during the remainder of 1999 and early 2000.

If third parties with whom the Company interacts have Year 2000 problems that are not remedied, the Company could be adversely affected in various ways including the following: (i) in the case of vendors, disruption of important services upon which the Company depends, such as telecommunications and electrical power; (ii) in the case of third-party data providers, receipt of inaccurate or out-of-date information that would impair the Company's ability to perform critical data functions, such as pricing the Company's securities or other assets; (iii) in the case of financial intermediaries, such as exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; (iv) in the case of banks and other lenders, disruption of capital flows potentially resulting in liquidity stress; and (v) in the case of counterparties and customers, financial and accounting difficulties for those parties that expose the Company to increased credit risk. Disruption or suspension of activity in the world's financial markets is also possible.

The costs of the Year 2000 program and the date on which Group plans to complete the Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from Group's plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded chip technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

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

Group indirectly controls the Company and all of its business activities. As discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview", the Company does not intend to enter into new Derivative Transactions, issue new debt securities, or otherwise engage in any new business.

The Company has routinely entered into transactions with GSCM and other affiliates of Group. The obligations of GSCM are guaranteed by Group and the obligations of other Group affiliates are also guaranteed by Group. The Company may, therefore, have a significant credit exposure to Group in the future. If the Company has a material exposure to Group, a default by Group would have a material and adverse effect on the Company.

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

The Company anticipates that it will continue to depend upon affiliates of Group for the performance of essential management, operational, and administrative functions. The failure of the relevant Group affiliate to perform those functions could prevent the Company from conducting its business, including making payments to its counterparties and ensuring compliance with its operational guidelines. In this regard, Group has informed the Company of its preparations for Year 2000. A failure by the relevant Group affiliates to be Year 2000 compliant could materially adversely affect the business, results of operations and financial condition of the Company. See "-- Year 2000 Readiness Disclosure" for a discussion of the Company's reliance upon Group and its affiliates with respect to the Year 2000 issue.

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

The Company's long-term debt and counterparty credit risk have been rated in the highest categories by S&P and Fitch (the "Rating Agencies"). The Company's ratings may be changed or withdrawn at any time by either of the Rating Agencies, based upon factors selected solely by the Rating Agencies. No assurance can be given that the recent actions of the Board of Directors of the Corporate General Partner of the Company as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" will not adversely affect the Company's credit ratings.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview" under Item 2 for a description of the Company's portfolio composition.

INTEREST-RATE RISK MANAGEMENT. Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. As a result, the

Company may experience fluctuations in reported revenues. The aggregate hypothetical reduction in reported revenues from the Company's portfolio as of May 28, 1999 that would have resulted from a hypothetical 100 basis point increase in interest rates across the entire yield curve is estimated to be $473 thousand. Because the Company is unable to predict the movement of interest rates, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

As the Company's portfolio (on a net basis) is primarily exposed to movements in U.S. dollar LIBOR rates, the portfolio was subjected to 100 basis point movements (increases and decreases) in the U.S. dollar LIBOR curve. All of the Company's financial and derivative instruments have been included in the portfolio for the purpose of this analysis. There are no financial or derivative instrument features contained within the portfolio that would disproportionately affect revenues if an actual movement of greater or less than 100 basis points were to occur.

The Company also has outstanding Medium-Term Notes ("Notes") with an aggregate principal amount of $175 million, the principal payments on which are determined by reference to the performance of a single equity security or an equity index (see "-- Equity-Price Risk Management" below). The interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the interest-rate risk in respect of the Notes.

FOREIGN-EXCHANGE RISK MANAGEMENT. Although certain of the interest rate swaps in the Company's current portfolio require payments in currencies other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported revenues will be affected by changes in the value (expressed in U.S. dollars) of such currencies. As of May 28, 1999, the Company's sole foreign-exchange exposure is comprised of its Japanese Yen equity investment in FPI. This exposure is not actively managed. Based on the value of the Company's investment in FPI at May 28, 1999, its reported revenues would be reduced by $733 thousand if the Company were to realize no value from its investment. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

The above analysis reflects fully the net foreign-exchange exposure of the Company.

EQUITY-PRICE RISK MANAGEMENT. As of May 28, 1999, the Company has equity-linked Notes outstanding with an aggregate principal amount of $175 million. The Company has purchased equity securities, has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. The Company's exposure to fluctuations in the market price of the equity securities, exchange traded options and Derivative Transactions with affiliates that it holds is offset by changes in its liability for the face or principal amount of the equity-linked Notes. As a result, fluctuations in the prices for such securities and options will not result in a reduction of the Company's reported revenues. As discussed above in "-- Interest-Rate Risk Management", the interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the remaining market risk in respect of the Notes.

The above analysis reflects fully the net equity-price exposure of the Company.

COMMODITY-PRICE RISK MANAGEMENT. The Company had no positions sensitive to commodity-price risk as of May 28, 1999.

PART II: OTHER INFORMATION
--------------------------

ITEM 1:  LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding.

ITEM 5:  OTHER INFORMATION

On July 6, 1999, the Board of Directors of GS Financial Products US Co., the Company's corporate general partner, accepted the resignation of Jonathan M. Lopatin from the position of Director.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

12.1 Statement re computation of ratios of earnings to fixed charges

27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GS FINANCIAL PRODUCTS U.S., L.P.
acting by its general partner, GS Financial
Products US Co.


Date: July 12, 1999                    By:  /s/ C. DOUGLAS FUGE
                                           -------------------------------------
                                           C. Douglas Fuge

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