Form 10-Q
period 1999-08-27
GS FINANCIAL PRODUCTS US LP
filed 1999-10-12
CIK 914720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934.

For the quarterly period ended August 27, 1999

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period _____ to ______

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
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes   X    No
                                                 -----      -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: N/A.

GS FINANCIAL PRODUCTS U.S., L.P.
FORM 10-Q


PART  I: FINANCIAL INFORMATION                                         Page No.

Item 1:  Financial Statements (Unaudited):

         Condensed Statements of Income for the Three Fiscal
         Months and Nine Fiscal Months Ended August 27, 1999
         and August 28, 1998                                               3

         Condensed Statements of Financial Condition as of
         August 27, 1999 and November 27, 1998                             4

         Condensed Statement of Changes in Partners' Capital
         for the Nine Fiscal Months Ended August 27, 1999                  5

         Condensed Statements of Cash Flows for the Nine
         Fiscal Months Ended August 27, 1999 and
         August 28, 1998                                                   6

         Notes to the Condensed Financial Statements                       7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              17

         Liquidity and Capital Resources                                  21

Item 3:  Quantitative and Qualitative Disclosures About Market Risk       29

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                30

Item 6:  Exhibits and Reports on Form 8-K                                 30

Signature                                                                 32

PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                        GS FINANCIAL PRODUCTS U.S., L.P.
                         CONDENSED STATEMENTS OF INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                      FOR THE THREE FISCAL MONTHS ENDED       FOR THE NINE FISCAL MONTHS ENDED
                                     -----------------------------------     -----------------------------------
                                     AUGUST 27, 1999     AUGUST 28, 1998     AUGUST 27, 1999     AUGUST 28, 1998
                                     -----------------------------------     -----------------------------------
REVENUES:

Intermediation profit (loss)               $   179          $    (59)              $    255           $    172

Interest                                     4,789             6,063                 13,945             19,226

Equity in loss of affiliate                     (6)               (2)                    (6)               (14)
                                          --------          --------               --------           --------
           Total revenues                    4,962             6,002                 14,194             19,384

Interest expense                             2,602             4,137                  7,999             12,791
                                          --------          --------               --------           --------
 Revenues, net of interest expense           2,360             1,865                  6,195              6,593

EXPENSES:

Operating                                      733               247                  1,952                930
                                          --------           -------               --------           --------
Income before taxes                          1,627             1,618                  4,243              5,663

Income taxes                                    65                66                    170                227
                                          --------           -------               --------           --------
           Net Income                       $1,562            $1,552               $  4,073           $  5,436
                                          ========           =======               ========           ========


The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                     AUGUST 27, 1999            NOVEMBER 27, 1998
                                                     ---------------            -----------------
ASSETS:
Cash and cash equivalents                                  $257,734                   $293,636
Securities owned, at fair value                              49,048                     38,828
Derivative transactions, at fair value:
       Affiliate                                                 --                     11,865
       Non-affiliate                                         46,263                    114,958

Investment in affiliate                                         880                        804
Other assets                                                    772                        703
                                                           --------                   --------
                    Total assets                           $354,697                   $460,794
                                                           ========                   ========
LIABILITIES AND PARTNERS' CAPITAL:

Current portion of long-term borrowings                     $85,748                     $2,573
Derivative transactions, at fair value:

       Affiliate                                             28,116                         --
       Non-affiliate                                          6,240                     89,078

Long-term borrowings                                         71,890                    209,033
Other liabilities and accrued expenses                        1,229                      2,791
                                                           --------                   --------
                    Total liabilities                       193,223                    303,475

Commitments and contingencies

Partners' capital:
    Limited Partners                                        160,659                    156,525
    General Partner                                             815                        794
                                                           --------                   --------
                    Total partners' capital                 161,474                    157,319

          Total liabilities and partners' capital          $354,697                   $460,794
                                                           ========                   ========


The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
               CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE NINE FISCAL MONTHS ENDED AUGUST 27, 1999
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                       GENERAL              LIMITED               TOTAL
                                                  PARTNER'S CAPITAL    PARTNERS' CAPITAL    PARTNERS' CAPITAL
                                                  -----------------    -----------------    -----------------
Balance, November 27, 1998                                  $794             $156,525             $157,319

Net Income                                                    21                4,052                4,073

Foreign currency translation adjustment                        0                   82                   82
                                                        ========             ========             ========
Balance, August 27, 1999                                $    815             $160,659             $161,474


The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)
                                   (Unaudited)
                                    ---------


                                                                  FOR THE NINE FISCAL MONTHS ENDED
                                                                  --------------------------------
                                                             AUGUST 27, 1999           AUGUST 28, 1998
                                                             ---------------           ---------------
Cash flows from operating activities:
   Net income                                                     $4,073                     $5,436
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in loss of affiliate                                     6                         14
       Unrealized (gain) loss on securities owned                (12,114)                     7,569
Decrease (increase) in long-term borrowings due to
embedded derivative transactions, net                             10,706                     (2,223)

Decreases (increases) in operating assets:
   Derivative transactions, at fair value:
       Affiliate                                                  11,865                      5,449
       Non-affiliate                                              68,695                     39,051
     Other assets                                                    (69)                       834

Increases (decreases) in operating liabilities:
Derivative transactions, at fair value:
      Affiliate                                                   28,116                          0
      Non-affiliate                                              (82,838)                   (43,437)
   Other liabilities and accrued expenses                         (1,562)                       583
                                                                --------                   --------
Net cash provided by operating activities                         26,878                     13,276

Cash flows from investing activities:
   Sales of securities owned                                          --                      4,760
                                                                --------                   --------
Net cash provided by investing activities                             --                      4,760

Cash flows from financing activities:
   Repurchase of long term borrowings                            (62,780)                    (7,070)
                                                                --------                   ---------
Net cash used in financing activities                            (62,780)                    (7,070)

Net (decrease) increase in cash and cash equivalents             (35,902)                    10,966
                                                                --------                   --------
Cash and cash equivalents, beginning of period                   293,636                    291,375

Cash and cash equivalents, end of period                        $257,734                   $302,341
                                                                ========                   ========
Supplemental disclosure of cash flow information:
   Interest paid                                                  $4,983                     $8,417
   Income taxes paid                                                 290                        210


Supplemental disclosure of noncash investing and financing activities:
   On July 23, 1999, 157,865 shares of Oxford Health Plans, Inc. with a value of approximately $2.4 million were delivered to the noteholders in settlement of the Company's obligation under its 7%
   Mandatorily Exchangeable Notes (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

1.   DESCRIPTION OF BUSINESS:
     -----------------------

     Since October 1997, The Goldman Sachs Group, L.P., which was succeeded by The Goldman Sachs Group, Inc. ("Group") in May 1999, has undertaken a review of the business and operations of GS Financial Products U.S., L.P. (the "Company") and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions (as defined in the next paragraph) and have not issued any new debt securities. On July 9, 1999, the Boards of Directors of GS Financial Products US Co., the Company's corporate general partner, and of GS Financial Products Co., the corporate general partner of FPI, agreed that the Company and FPI would not enter into any new Derivative Transactions or issue any new debt securities, and that both the Company and FPI would pursue attractive opportunities to retire or transfer their obligations, with the eventual goal of liquidating both companies. Consistent with this goal, the Company has terminated or assigned 45% of its swap portfolio (approximately $2.2 billion notional amount) during the fiscal quarter ended August 27, 1999. No gains or losses were incurred on the terminations or assignments. In addition, the Company has also retired approximately $118 million face amount of its outstanding debt securities since May 28, 1999 (see Note 7). The Board of Directors of the Company's corporate general partner has not approved a formal plan for liquidating the Company. The lack of activity has negatively affected the Company's results of operations for the first three quarters of 1999, and will have a significant negative effect on the Company's results of operations in future quarters, but is not expected to affect the ability of the Company to meet its obligations. No assurance can be given as to what effect these actions will have on the Company's credit ratings described below.

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

     Intermediation profits were $255 thousand for the nine fiscal months ended August 27, 1999. The Company recognized a profit of $329 thousand principally from amortization of performance guarantee fees. This was offset in part by a loss of $74 thousand due to a decrease in the present value of the Company's net investment in Derivative Transactions. The intermediation profit for the nine fiscal months ended August 28, 1998 was principally attributable to the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties thereto.

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

     The Company's income is subject to a 4% New York City unincorporated business tax. The condensed statements of income for the fiscal quarters ended August 27, 1999 and August 28, 1998 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City.

     CREDIT EXPOSURE

     The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be with a limited number of counterparties. In addition, this concentration may increase as the Company begins to retire or transfer its obligations. At August 27, 1999, the Company had credit exposure net of collateral exceeding 10% of its total assets to Royal Bank of Canada and Rabobank Nederland. The combined exposures to these two banks represented 23% of the Company total assets. Royal Bank of Canada and Rabobank Nederland were rated AA- and AAA, respectively, by at least one internationally recognized credit rating agency at August 27, 1999. At November 27, 1998, the Company had credit exposure exceeding 10% of its total assets to Bank of America, NA and Commerzbank AG. The combined exposures to these two banks represented 24% of the Company total assets. Bank of America, NA and Commerzbank AG both were rated AA- by at least one internationally recognized credit rating agency at November 27, 1998.

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


                                                           FOR THE NINE FISCAL MONTHS ENDED
                                                         -------------------------------------
                                                              (U.S. dollars in thousands)

                                                         AUGUST 27, 1999       AUGUST 28, 1998
                                                         ---------------       ---------------

       Net income                                             $4,073                 $5,436

       Other comprehensive income (loss):
            Foreign currency translation adjustment               82                    (64)
                                                              ------                 ------
       Total comprehensive income                             $4,155                 $5,372
                                                              ======                 ======

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

3.   SECURITIES OWNED:
     ----------------

     As of August 27, 1999, securities owned consisted of shares of common stock of Citigroup, Inc. (fair value approximately $49.0 million). At November 27, 1998, securities owned consisted of shares of common stock of Citigroup, Inc. and Oxford Health Plans, Inc. (fair value approximately $36.9 million and $1.9 million, respectively). The Company purchased these securities to hedge certain of the Company's exposures incurred by its issuance of two series of debt securities, one of which was mandatorily exchangeable at maturity into shares of common stock of Oxford Health Plans, Inc. and the other of which was exchangeable, at the option of the holder, into shares of Citigroup, Inc. common stock. (See Note 7).

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

     The Company's principal risk in respect of Derivative Transactions entered into or guaranteed is the credit risk associated with potential failure by counterparties to perform under the terms of their obligations to the Company ("Credit Exposure"). Credit Exposure is measured by the loss the Company would record in such a circumstance and equals, at any point in time, the cost of replacing a Derivative Transaction in a gain position, net of collateral posted by the counterparty, and any Derivative Transactions structured on a limited recourse basis. As of August 27, 1999 and November 27, 1998, the Company's aggregate Credit Exposure in respect of Derivative Transactions was approximately $45 million and approximately $124 million, respectively.

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     The Company limits its Credit Exposure by doing business principally with highly rated counterparties. In certain circumstances, the Company may also require a counterparty to post marketable securities, principally U.S. Treasury bonds or notes and securities issued or backed by U.S. governmental agencies, as collateral in order to reduce the amount of the Company's credit exposure. The Company did not hold any collateral related to Derivative Transactions as of August 27, 1999.

     A summary of the notional or contractual amounts (U.S. dollars in millions) of the Company's Derivative Transactions by principal characteristic follows. It should be noted that notional principal amount is not a measure of market or credit risk.

                                                      AUGUST 27, 1999     NOVEMBER 27, 1998
                                                      ---------------     -----------------
          Non-affiliates
            Interest rate swap agreements                    $1,547               $2,385
            Currency options written                              0                  304
            Currency options purchased                            0                  108
            Interest rate options written                         0                  826
            Interest rate options purchased                     390                1,450
            Currency and other swap agreements                    0                  162
            Foreign currency forwards                            10                   66
            Equity options purchased                             49                   37

          Affiliates
            Interest rate swap agreements                    $2,266               $3,413
            Currency options written                              0                  108
            Currency options purchased                            0                  304
            Interest rate options written                       390                1,450
            Interest rate options purchased                       0                  826
            Currency and other swap agreements                    0                  312
            Foreign currency forwards                            10                   64

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

     As described in Note 2, Derivative Transactions are carried at estimated fair value, with the resulting gains and losses recognized currently as intermediation profit. The fair values of Derivative Transactions owned or issued as of August 27, 1999 and November 27, 1998 and the average monthly fair values of such instruments for the nine fiscal months ended August 27, 1999 and the fiscal year ended November 27, 1998, computed in accordance with the Company's netting policy, are as follows:

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

                                                               Fair Value
                                                               ----------
                                                        (U.S. dollars in millions)

                                             AS OF AUGUST 27, 1999     AS OF NOVEMBER 27, 1998
                                             ---------------------     -----------------------
                                             Assets    Liabilities      Assets    Liabilities
                                             ------    -----------      ------    -----------
       Derivative Transactions
       -----------------------
       Non-affiliates                         $46.3           $6.2      $115.0          $89.1
       Affiliates                                 0           28.1        11.9            0.0

                                                        Average Monthly Fair Value
                                                        --------------------------
                                                        (U.S. dollars in millions)

                                              NINE FISCAL MONTHS ENDED       FISCAL YEAR ENDED
                                                   AUGUST 27, 1999           NOVEMBER 27, 1998
                                              ------------------------     ---------------------
                                              Assets       Liabilities     Assets    Liabilities
                                              ------       -----------     ------    -----------
       Derivative Transactions
       -----------------------
       Non-affiliates                          $85.2             $63.9     $148.2       $122.4
       Affiliates                               12.7               0.0       12.3          0.0

5.   RELATED PARTY TRANSACTIONS:
     --------------------------

     The Company historically entered into hedging and performance guarantee transactions with affiliates. Substantially all of the Company's Derivative Transactions involve some degree of hedging with affiliates.

     In accordance with agreements with certain affiliates, technical and administrative services may be provided to the Company for an amount representing 105% of the cost incurred. In addition, the Company has entered into a custodian and space sharing agreement with an affiliate for which an agreed upon fee per annum is charged. The Company also obtains brokerage and custodial services from affiliates at market rates. For the nine fiscal months ended August 27, 1999 and August 28, 1998, approximately $1.2 million and $172 thousand, respectively, were charged for such services. The significant increase in services fees is primarily due to additional expenses billed to the Company as a result of the aforementioned review by Group.

6.   INVESTMENT IN AFFILIATE:
     -----------------------

     The Company owns an approximate 2% general and limited partnership interest in FPI. The Company accounts for its investment in FPI under the equity method because of its non-managing general partner interest in FPI.

     As discussed above, FPI will not engage in any new Derivative Transactions and will not issue any new debt securities. As of August 27, 1999, its assets consist principally of cash and cash equivalents, Japanese government debt securities and Derivative Transactions. Under Cayman Islands law, as a general partner, the Company would be liable for all of the liabilities of FPI if the assets of FPI were inadequate to meet its obligations. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------


     that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

     The Board of Directors of GS Financial Products Co., the corporate general partner of FPI, has not approved a formal plan of liquidation for FPI.

     As of August 27, 1999, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's Investors Service, Inc. ("Moody's"), S&P and Fitch, respectively.

     FPI's functional currency is the Japanese yen, and the amounts presented below were translated at the appropriate yen/dollar exchange rate.

                                        Selected financial data for FPI
                                          (U.S. dollars  in millions):

                                   AUGUST 27, 1999          NOVEMBER 27, 1998
                                   ----------------         -----------------

        Total assets                       $165                     $170
        Total liabilities                   129                      137
        Partners' capital                    36                       33

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

     The Company has purchased equity securities and has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. (See Note 4 for a discussion of Credit Exposure on Derivative Transactions.) The fixed interest rates on Notes linked to an equity index have been effectively converted to U.S. dollar-based floating interest rate costs by entering into Derivative Transactions with affiliates. The gains and losses on these Derivative Transactions hedging the principal component are deferred and the periodic receipts and payments are recognized as adjustments to interest expense and are accrued over the life of the Notes. For the nine fiscal months ended August 27, 1999, interest expense on Notes

                        GS FINANCIAL PRODUCTS U.S., L.P.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)
                                   -----------

     linked to a single stock was approximately $2.8 million, which was primarily offset by amounts recorded in interest income. As discussed in
     Note 2, securities owned are recorded at fair value and the Derivative Transactions hedging the embedded Derivative Transactions are recorded at estimated fair value, respectively.

                                                                           AUGUST 27, 1999       NOVEMBER 27, 1998
                                                                           ---------------       -----------------
       Nikkei Indexed Notes due December 22, 2000(1)                             $48,281                $49,818

       S&P Enhanced Stock Index Growth Notes due August 9, 2002(2)                64,045                116,399

       7% Mandatorily Exchangeable Notes due July 23, 1999(3)                        ---                  2,573
       (Subject to Mandatory Exchange into Shares of Common Stock of
       Oxford Health Plans, Inc.)

       3% Citicorp Exchangeable Notes due August 28, 2002(4)                      45,312                 42,816
                                                                                 -------                -------

          Total long-term borrowings                                             157,638                211,606

          Current portion of long-term borrowings(1,3,4)                          85,748                  2,573
                                                                                 -------                -------
          Long-term borrowings, less current portion                             $71,890               $209,033
                                                                                 =======               ========

(1) The $40 million face amount of Nikkei Indexed Notes are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $11.5 million as of August 27, 1999 and $14.7 million as of November 27, 1998. On September 8, 1999, the Company repurchased and then retired approximately $33.5 million face amount, or approximately 84% of the principal amount of the Notes then outstanding, for $34.3 million. Accordingly, the carrying value of the notes that were repurchased of $40.4 million is included in current portion of long-term borrowings in the August 27, 1999 statement of financial condition. Prior to repurchase, the notes were held by an affiliate. The company recorded no gain or loss on the retirement.

(2) The $36.5 million face amount as of August 27, 1999, and $73 million face amount as of November 27, 1998 of S&P Enhanced Stock Index Growth Notes (the "S&P Notes") are principal protected and have no stated coupon. The carrying value is inclusive of an embedded written option to the note holders of $33.7 million as of August 27, 1999 and $58.6 million as of November 27, 1998. On April 5, 1999, the closing value of the S&P 500 Composite Stock Index was 1321.12. As a result, pursuant to the terms of the S&P Notes, the redemption amount payable at maturity will be $53.25 per each $25 face amount of the S&P Notes, irrespective of further increases or decreases in the closing value of the index. On August 23, 1999, the Company repurchased and then retired $36.5 million face amount, or 50% of the notes then outstanding, for approximately $62.8 million. The Company recorded no gain or loss on the retirement.

(3) The 7% Mandatorily Exchangeable Notes due July 23, 1999 matured on July 23, 1999. In accordance with the terms of such notes, common stock of Oxford
     Health Plans, Inc. with a value of $2.4 million on July 23, 1999 was delivered to the noteholders in settlement of the Company's obligation.

(4) The 3% Citicorp Exchangeable Notes are principal protected and are exchangeable in $250,000 increments by the holders of such Notes at the rate of 5,456.25 shares of Citigroup, Inc. common stock for each $250,000 of face amount. The carrying value includes the embedded Derivative Transactions of $1.38 million and ($0.7) million as of August 27, 1999 and November 27, 1998, respectively. On September 14, 1999, the remaining outstanding notes ($48 million face amount) were redeemed at the face amount plus accrued interest for approximately $48 million. Accordingly, the carrying value of the notes of $45.3 million is included in current portion of long-term borrowings in the August 27, 1999 statement of financial condition. The Company recorded a $66 thousand gain on the transaction.

Including the impact of the Derivative Transactions, the weighted average interest rate for the Notes was 6.17% as of August 27, 1999 and 5.99% as of November 27, 1998.

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

     The assets of the Corporate General Partner consist principally of cash. The Corporate General Partner had assets and equity of $2.1 million as of August 27, 1999 and assets of $2.6 million and equity of approximately $2.4 million as of November 27, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since October 1997, The Goldman Sachs Group, L.P., which was succeeded by The Goldman Sachs Group, Inc. ("Group") in May 1999, has undertaken a review of the business and operations of GS Financial Products U.S., L.P. (the "Company") and certain other affiliates of Group engaged in the derivative products business in order to reassess the scope of their activities, to evaluate the level and nature of staffing and to review the procedures that are in place to handle the type and volume of businesses that they may pursue. During this review, the Company and GS Financial Products International, L.P. ("FPI") have not entered into any new Derivative Transactions and have not issued any new debt securities. On July 9, 1999, the Boards of Directors of GS Financial Products US Co., the Company's corporate general partner, and of GS Financial Products Co., the corporate general partner of FPI, agreed that the Company and FPI would not enter into any new Derivative Transactions or issue any new debt securities, and that both the Company and FPI would pursue attractive opportunities to retire or transfer their obligations, with the eventual goal of liquidating both companies. Consistent with this goal, the Company has terminated or assigned 45% of its swap portfolio (approximately $2.2 billion notional amount) during the fiscal quarter ended August 27, 1999. No gains or losses were incurred on the terminations or assignments. In addition, the Company has also retired approximately $118 million face amount of its outstanding debt securities since May 28, 1999 (see Note 7 to Item 1 of this Form 10-Q). The Board of Directors of the Company's corporate general partner has not approved a formal plan for liquidating the Company. The lack of activity has negatively affected the Company's results of operations for the first three quarters of 1999, and will have a significant negative effect on the Company's results of operations in future quarters, but is not expected to affect the ability of the Company to meet its obligations. No assurance can be given as to what effect these actions will have on the Company's credit ratings.

The historical business of the Company was to enter into, as principal or guarantor, a variety of types of transactions involving financial instruments such as interest rate swaps, interest rate options (e.g., interest rate caps, interest rate floors and options on interest rate swaps), currency swaps and options, commodity swaps and options, index swaps and forward contracts (collectively, "Derivative Transactions"). Generally, the Company entered into or guaranteed Derivative Transactions in situations where two or more counterparties (typically including an affiliate of the Company) wished to enter into one or more Derivative Transactions between themselves but wanted the Company to substitute its credit for that of one or more of the counterparties. In accordance with market practice, the Company did this by entering into each of such transactions directly as principal. Such Derivative Transactions also included the use of futures contracts, or the purchase of the underlying instruments subject to the transactions, such as foreign currency, physical commodities and securities. Because it conducts its business exclusively on a matched basis, the Company is subject to credit risk but not market risk on Derivative Transactions (as described under "Derivative Transactions" -- see
Note 4 to Item 1 of this Form 10-Q).

At August 27, 1999, the Company had entered into or guaranteed approximately $4.6 billion notional amount of interest rate swaps and options, $20 million notional amount of currency forwards and $49 million notional amount of equity options with a total of 19 counterparties.

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

Substantially all of the Company's Derivative Transactions involve some degree of hedging with affiliates. As of August 27, 1999, the Company has entered into or guaranteed approximately $2.7 billion notional amount of Derivative Transactions with affiliates principally to hedge exposures on third party transactions. In general, the notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's structured notes and interest rate or currency exposure on surplus cash flow from its portfolio or which are intended to mitigate total credit risk.

As of August 27, 1999, the Company had equity-linked Medium-Term Notes outstanding with a carrying value of $158 million. As discussed above, the Company does not intend to issue equity-linked Medium-Term Notes in the future.

RESULTS OF OPERATIONS

Due to the results of the aforementioned review by Group as discussed above in "-- Overview", the Company does not intend to enter into any new Derivative Transactions or issue any new debt securities. The lack of activity negatively affected the Company's results of operations for the first nine fiscal months of 1999, and will have a significant negative effect on the Company's results of operations in future quarters.

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

The Company's income is subject to a 4% New York City unincorporated business tax. The condensed statements of income for the three fiscal months and the nine fiscal months ended August 27, 1999 and August 28, 1998 include a provision for unincorporated business tax on income earned by the Company related to doing business in New York City. Depending upon the manner in which the business of the Company will be operated in other jurisdictions, there is a possibility that one or more such jurisdictions would impose tax on the profits of the Company.

     THREE FISCAL MONTHS ENDED AUGUST 27, 1999 VERSUS THREE FISCAL MONTHS ENDED AUGUST 28, 1998

For the three fiscal months ended August 27, 1999, the Company reported revenues, net of interest expense, of $2.4 million, consisting principally of net interest income. This represented an increase in reported revenues, net of interest expense, of 27% compared to the fiscal quarter ended August 28, 1998. The increase is partially attributable to an increase in net interest income earned on short-term time deposits due to a higher average capital balance over the relevant periods. The remainder of the increase is attributable to intermediation profit on amortization of performance guarantee fees compared to a loss in the third fiscal quarter of 1998. The Company did not recognize any intermediation profit on new Derivative Transactions due to the aforementioned review by Group. The Company incurred interest expense of $2.6 million during the fiscal quarter ended August 27, 1999 relating to equity-linked Medium-Term Notes.

For the three fiscal months ended August 28, 1998, the Company reported revenues, net of interest expense, of $1.9 million, consisting principally of net interest income. For the three fiscal months ended August 28, 1998, the Company did not enter into or guarantee any new Derivative Transactions due to the aforementioned review by Group. The Company incurred interest expense of $4.1 million during the three fiscal months ended August 28, 1998 relating to equity-linked Medium-Term Notes.

Interest income for the three fiscal months ended August 27, 1999 was $4.8 million or 21% less than the same fiscal period of the previous year, primarily due to a decrease in amounts recorded as interest income on Derivative Transactions relating to hedges of Medium-Term Notes issued by the Company that are linked to a single stock. Intermediation profit was $179 thousand for the three fiscal months ended August 27, 1999 compared to intermediation loss of $59 thousand in the same fiscal period of 1998. The Company recognized $118 thousand of intermediation profit from amortization of performance guarantee fees, including $33 thousand related to residual performance guarantee fees on the related Derivative Transactions which were terminated prior to original maturity at the request of the counterparties. In addition, the Company recorded intermediation profit of $61 thousand from an increase in the present value of the Company's net investment in Derivative Transactions. Interest expense of $2.6 million for the three fiscal months ended August 27, 1999 decreased from the $4.1 million incurred in the three fiscal months ended August 28, 1998 due to a decrease in long-term debt outstanding.

Operating expenses for the three fiscal months ended August 27, 1999 were $733 thousand, compared to $247 thousand in the fiscal quarter ended August 28, 1998. The increase is due primarily to amounts billed to the Company from Goldman, Sachs & Co. for technical and administrative services relating to the aforementioned review by Group. Fees and expense reimbursement to Group affiliates included within operating expenses were $464 thousand and $39 thousand for the three fiscal months ended August 27, 1999 and August 28, 1998, respectively.

Net income was $1.6 million for the three fiscal months ended August 27, 1999 compared to $1.6 million for the three fiscal months ended August 28, 1998. Although there was no change in net income, net interest income earned but was offset in part by higher operating expenses over the relevant periods. Total assets as of August 27, 1999 were $355 million, consisting principally of cash and cash equivalents, securities owned and Derivative Transactions, a decline of 23% from total assets as of November 27, 1998. This decrease was primarily attributable to the repurchase and retirement of equity-linked Medium-Term Notes and a decrease in the number of Derivative Transactions outstanding.

     NINE FISCAL MONTHS ENDED AUGUST 27, 1999 VERSUS NINE FISCAL MONTHS ENDED AUGUST 28, 1998

For the nine fiscal months ended August 27, 1999, the Company reported revenues net of interest expense of $6.2 million, consisting principally of net interest income. This represented a decrease in reported revenues net of interest expense of 6% compared to the nine fiscal months ended August 28, 1998. During the period, the Company did not recognize any intermediation profit on new Derivative Transactions due to the review by Group described above. The intermediation profit of $255 thousand for this period principally resulted from the recognition of the residual performance guarantee fees offset in part by a decrease in the present value of the Company's net investment in Derivative Transactions. The Company incurred interest expense of $8.0 million during the nine fiscal months ended August 27, 1999.

For the nine fiscal months ended August 28, 1998, the Company reported revenues net of interest expense of $6.6 million, consisting principally of net interest income of $6.4 million. During the period, the Company did not enter into or guarantee any new Derivative Transactions due to the review by Group described above. The other intermediation profit for this period principally resulted from the recognition of the residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties. The Company incurred interest expense of $12.8 million during the nine fiscal months ended August 28, 1998.

Interest income of $13.9 million for the first nine fiscal months ended August 27, 1999 decreased by $5.3 million, or 27%, over the nine fiscal months ended August 28, 1998, primarily due to a decrease in amounts recorded as interest income on Derivative Transactions relating to hedges of Medium-Term Notes issued by the Company that are linked to a single stock. Intermediation profit increased $83 thousand to $255 thousand for the nine fiscal months ended August 27, 1999 compared to intermediation profit of $172 thousand in the nine fiscal months of 1998. In the nine fiscal months ended August 27, 1999, the Company recognized $329 thousand of intermediation profit from amortization of performance guarantee fees, including $66 thousand related to residual performance guarantee fees on transactions which were terminated prior to original maturity due to the early termination of the underlying Derivative Transactions at the request of the counterparties. This was offset in part by a loss of $74 thousand from a decrease in the present value of the Company's net investment in Derivative Transactions. Interest expense of $8.0 million for the nine fiscal months ended August 27, 1999 decreased from the $12.8 million incurred in the same nine fiscal months period in 1998 due to a decrease in long-term debt outstanding. The effective weighted average interest rate for long-term borrowings was 6.17% and 6.33% for the nine fiscal months ended August 27, 1999 and August 28, 1998, respectively.

Operating expenses for the nine fiscal months ended August 27, 1999 were $2.0 million, compared to $930 thousand in the nine fiscal months ended August 28, 1998. The increase is due primarily to amounts billed to the Company from Goldman, Sachs & Co. for technical and administrative services relating to the aforementioned review by Group. Fees and expense reimbursement to Group affiliates within operating expenses were $1.2 million and

$172 thousand for each of the nine fiscal month periods ended August 27, 1999 and August 28, 1998.

Net income of $4.1 million for the nine fiscal months ended August 27, 1999 decreased by 25% or $1.4 million from the nine fiscal months ended August 28, 1998 net income of $5.4 million. This decrease is primarily attributable to the higher operating expenses over the relevant periods.

Net cash provided by operating activities during the nine months ended August 27, 1999 was $26.9 million, which primarily reflected receipts of cash related to the termination of Derivative Transactions that hedged the S&P Enhanced Stock Index Growth Notes ($36.5 million face amount were repurchased and retired during the period), offset in part by unrealized gains on securities used to hedge the Company's Notes linked to a single stock. In comparison, for the nine fiscal months ended August 28, 1998 net cash provided by operating activities was $13.3 million, which primarily reflected receipts exceeding payments on Derivative Transactions, including the receipt of certain payments under Derivative Transactions with affiliates that were terminated prior to their original maturity. Net cash used in financing activities during the nine months ended August 27, 1999 was $62.8 million, reflecting the repurchase and retirement of the S&P Enhanced Stock Index Growth Notes as noted above.

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

The Company believes that the best measure, at any point in time, of its credit exposure to a particular counterparty is the cost it would incur to replace the obligations of that counterparty if it defaulted, net of the fair value of any high quality marketable securities posted as collateral by the counterparty. The Company believes that under current market conditions it could enter into replacement contracts for all of its contracts if the counterparties were to default. However, there can be no assurance that the Company could enter into such replacement contracts due to factors beyond the control of the Company, such as the limited liquidity of certain of the Company's assets and the potential unavailability of suitable replacement contracts. Where several transactions with one counterparty are subject to a master agreement which provides for netting and which management believes is legally enforceable under relevant law, the Company calculates the exposure resulting from those transactions on a net basis, i.e., adding the positive and negative values; and where the transactions are not subject to such a netting agreement, the Company calculates its exposure on a gross basis, i.e., adding only positive values. This method is identical to that used for calculating the amount of Derivative Transactions recorded on the Company's condensed statement of financial condition. As a result, at any point in time, the Company's aggregate credit exposure in respect of an asset equals the cost of replacing such asset less the value of any collateral posted by the counterparty and of any Derivative Transactions structured on a limited recourse basis. The Company has applied Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", for financial reporting purposes for all periods presented.

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

The composition, at August 27, 1999 and November 27, 1998, of the Company's credit exposures is shown in the tables below according to the long-term debt ratings of the obligors by S&P rating and by the industry and location of the obligors. (Totals do not equal Derivative Transactions reported as assets principally because credit exposures include cash and cash equivalents and guarantees and exclude certain Derivative Transactions where the Company believes that it does not have credit risk -- e.g., any collateralized portion of Derivative Transactions reported as assets and any Derivative Transactions structured on a limited recourse basis.) At August 27, 1999 and November 27, 1998, the Company's counterparties consisted largely of banks located in Europe and North America, as well as affiliates of Group. It is important to note that the Company's credit exposures will fluctuate as a result of changes in the replacement cost of existing transactions due to changes in, among other things, the level of indices to which transactions are linked, supply and demand for particular transactions and the time remaining until maturity of the transactions.

              Current Credit Exposure - By S&P Rating of Obligor:
              --------------------------------------------------
                           (U.S. dollars in millions)

                             AUGUST 27, 1999             NOVEMBER 27, 1998
                             ---------------             ------------------
     S&P Rating:             $       Percent              $         Percent
     -----------          ------     -------           ------       -------
        AAA               $ 63.1        20.9%          $104.5          25.0%
        AA+                 35.0        11.6             78.4          18.8
        AA                  26.2         8.6             36.9           8.8
        AA-                169.8        56.1            158.4          38.0
        A+                   0.1         0.0             24.9           6.0
        A                    2.3         0.8             11.1           2.7
        A- and below         6.1         2.0              3.0           0.7
                          ------       -----           ------         -----
              Total       $302.6       100.0%          $417.2         100.0%
                          ======       =====           ======         =====


                 Current Credit Exposure - By Obligor Industry:
                 ---------------------------------------------
                           (U.S. dollars in millions)

                                  AUGUST 27, 1999            NOVEMBER 27, 1998
                                  ---------------            ------------------
     Industry:                    $       Percent             $         Percent
     ---------                 ------     -------          ------       -------
       Banks                   $269.9        89.2%         $311.1          74.6%
       Financials                 7.6         2.5            39.1           9.4
       Industrials                6.1         2.0            10.6           2.5
       Government Agencies       19.0         6.3            56.4          13.5
                               ------       -----          ------         -----
              Total            $302.6       100.0%         $417.2         100.0%
                               ======       =====          ======         =====

         Current Credit Exposure - By Country of Obligor's Headquarters:
         --------------------------------------------------------------
                           (U.S. dollars in millions)

                               AUGUST 27, 1999             NOVEMBER 27, 1998
                           ---------------------         ---------------------
Country:                      $          Percent            $         Percent
-------                    ------        -------         ------       -------
  U.S.                      $75.5          25.0%         $239.9         57.5%
  Switzerland                25.3           8.3            41.2          9.9
  France                     30.1           9.9            30.1          7.2
  Germany                    34.7          11.5            62.6         15.0
  Japan                         0             0             3.0          0.7
  Netherlands                64.2          21.2            38.5          9.2
  Canada                     70.8          23.4             0.0          0.0
  Other                       2.0           0.7             1.9          0.5
                           ------         -----          ------        -----
         Total             $302.6         100.0%         $417.2        100.0%
                           ======         =====          ======        =====

The Company has entered into transactions with FPI and Goldman Sachs Capital Markets, L.P. ("GSCM") (obligations of GSCM being unconditionally guaranteed by Group) in order to hedge transactions with third parties. (The notional amount of Derivative Transactions with affiliates exceeds that with non-affiliates due to a greater notional amount of affiliate versus non-affiliate transactions guaranteed, as well as Derivative Transactions between the Company and affiliates which hedge the Company's equity-linked Medium-Term Notes and interest rate or currency exposure on surplus cash flow from its portfolio, or which are intended to mitigate total credit risk.) At August 27, 1999, the Company had no credit exposure to GSCM and FPI as a result of these transactions. In addition, the Company had $55 thousand of credit exposure to Goldman Sachs International as a result of transactions guaranteed. In light of the level of credit exposure to Group and its affiliates at August 27, 1999, the Company does not believe that financial information with respect to Group is material to investors in the Company's equity-linked Medium-Term Notes.

The Company anticipates that its credit exposures may be highly concentrated since financial instruments reported as assets may be transacted with a limited number of counterparties. In addition, this concentration may increase as the Company begins to retire or transfer its obligations. At August 27, 1999, the Company had credit exposure net of collateral exceeding 10% of its total assets to Royal Bank of Canada and Rabobank Nederland. The combined exposures to these two banks represented 23% of the Company's total assets. Royal Bank of Canada and Rabobank Nederland were rated AA- and AAA, respectively, by at least one internationally recognized credit rating agency at August 27, 1999.

As of August 27, 1999, the Company was a party to Derivative Transactions with a notional amount of $4.6 billion. Of these, $557 million notional amount represented Derivative Transactions which could not expose the Company to credit risk (e.g., options written and Derivative Transactions structured on a limited recourse basis). The composition of the remainder of the Company's Derivative Transactions by maturity and counterparty S&P rating is illustrated below. It should be noted that notional principal amount is not a measure of market or credit risk.

                 Notional Amount of Derivative Transactions with
                    Potential Credit Exposure - By Maturity:
                 -----------------------------------------------
                           (U.S. dollars in millions)

                                AUGUST 27, 1999            NOVEMBER 27, 1998
                            ---------------------        ----------------------
                               $          Percent           $           Percent
                            ------        -------        ------         -------

  1999                          $1           0.0%        $1,968           24.7%
  2000-2002                    794          19.4          1,535           19.3
  2003-2005                  1,388          33.8          1,913           24.1
  2006-2008                  1,268          30.9          1,624           20.4
  2009-2021                    653          15.9            915           11.5
                            ------        ------         ------         ------
           Total            $4,104         100.0%        $7,955          100.0%
                            ======        ======         ======         ======


                 Notional Amount of Derivative Transactions With
            Potential Credit Exposure - By Credit Quality of Obligor:
            ---------------------------------------------------------
                           (U.S. dollars in millions)

                              AUGUST 27, 1999              NOVEMBER 27, 1998
                           --------------------          ----------------------
 S&P Rating:                  $         Percent             $           Percent
 -----------               ------       -------          ------         -------
    AAA                    $1,087         26.5%          $1,437           18.1%
    AA+                        83          2.0              433            5.4
    AA                        300          7.3              300            3.8
    AA-                       134          3.3              189            2.4
    A+                          0          0.0              101            1.3
    A                         200          4.9              453            5.7
    A- and below               25          0.6              124(a)         1.6
    Affiliates              2,275         55.4            4,918           61.7
                           ------        -----           ------          -----
          Total            $4,104        100.0%          $7,955          100.0%
                           ======        =====           ======          =====

(a) Includes Derivative Transactions which were collateralized in part and therefore reflects reduced credit exposure.

            Notional Amount of Derivative Transactions With Potential
              Credit Exposure - By Principal Underlying Index Type:
            ---------------------------------------------------------
                           (U.S. dollars in millions)

                                AUGUST 27, 1999             NOVEMBER 27, 1998
                             --------------------         ---------------------
                                $         Percent            $          Percent
                             ------       -------         ------        -------

Interest rate                $4,045          98.6%        $7,059          88.7%
Currency                         10           0.2            860          10.8
Other                            49           1.2             36           0.5
                             ------         -----         ------         -----
          Total              $4,104         100.0%        $7,955         100.0%
                             ======         =====         ======         =====


The notional amount of currency, expressed in U.S. dollars at August 27, 1999, to be exchanged under currency forwards outstanding at August 27, 1999 (see "Currency" in the table above) was Japanese yen (approximately $10 million).

The fair values of Derivative Transactions as of August 27, 1999 and November 27, 1998 and the average monthly fair values of such instruments for the nine fiscal months ended

August 27, 1999 and the fiscal year ended November 27, 1998, computed in accordance with the Company's netting policy, are as follows:


                                                       Fair Value
                                               (U.S. dollars in millions)
                                               --------------------------
                                     AUGUST 27, 1999            NOVEMBER 27, 1998
                                 -----------------------     -----------------------
                                 Assets      Liabilities     Assets      Liabilities
                                 ------      -----------     ------      -----------
Derivative Transactions
   Non-affiliates                 $46.3           $6.2       $115.0         $89.1
   Affiliates                         0           28.1         11.9           0.0


                                              Average Monthly Fair Value
                                              --------------------------
                                              (U.S. dollars in millions)

                                 NINE FISCAL MONTHS ENDED       FISCAL YEAR ENDED
                                      AUGUST 27, 1999           NOVEMBER 27, 1998
                                 -----------------------     -----------------------
                                 Assets      Liabilities     Assets      Liabilities
                                 ------      -----------     ------      -----------
Derivative Transactions
    Non-affiliates                $85.2           $63.9      $148.2         $122.4
    Affiliates                     12.7             0.0        12.3            0.0


The Company is also a general partner of FPI and, as such, would ultimately be liable for all the obligations of FPI if it were insolvent. At August 27, 1999, FPI had total liabilities of $129 million. The Company, after analyzing the financial position, results of operations and cash flows of FPI, believes that FPI will be able to meet its obligations under its outstanding liabilities. Accordingly, the Company does not believe that it is necessary to, and has not, established a reserve with respect to FPI's obligations under its liabilities.

As of August 27, 1999, FPI's long-term debt securities were rated Aaa, AAA and AAA by Moody's, S&P and Fitch, respectively.

At August 27, 1999, the Company had $258 million of cash and cash equivalents available to meet its payment obligations. The Company believes that this level of cash and cash equivalents is sufficient to enable it to meet all of its
current  payment  obligations.   The  Company  anticipates  that  it  will  make
distributions  to  partners  in  the  future.   However,   the  amount  of  such
distributions will be limited to ensure the Company's ability to meet its obligations is not adversely affected.

As of August 27, 1999, the Company had issued and outstanding $40 million face amount of Nikkei 225 Indexed Notes due December 22, 2000, $36.5 million face amount of S&P Enhanced Stock Index Growth Notes due August 9, 2002, and $48 million principal amount of 3% Citicorp Exchangeable Notes due August 28, 2002 ("Citicorp Notes"). The Company had purchased equity securities and had entered into Derivative Transactions with affiliates of Group and purchased exchange traded options to eliminate its market risk on the Notes. The hedging of the Note linked to a single stock has utilized substantially all of the proceeds from the issuance of such Note. As discussed above under "--Overview", the Company does not intend to issue new debt securities.

On August 23, 1999, the Company repurchased and then retired $36.5 million aggregate principal amount, or 50% of the amount then outstanding, of the S&P Enhanced Stock Index Growth Notes due August 9, 2002 for approximately $62.8 million. Prior to repurchase, the notes were held by an affiliate. The Company recorded no gain or loss on the retirement.

On September 8, 1999, the Company repurchased and then retired $33.5 million aggregate face amount, or approximately 84% of the amount then outstanding, of the Nikkei Indexed Notes due December 22, 2000 for $34.3 million. Prior to repurchase, the notes were held by an affiliate. The Company recorded no gain or loss on the retirement.

On September 14, 1999, the Company redeemed all of the outstanding 3% Citicorp Exchangeable Notes due August 28, 2002 for approximately $48 million. Accordingly, the carrying value of the notes of $45.3 million is included in current portion of long-term borrowings in the August 27, 1999 statement of financial condition. The Company recorded a $66 thousand gain on the redemption.

As of August 27, 1999, securities owned consisted of shares of common stock of Citigroup, Inc. (fair value approximately $49.0 million).

At August 27, 1999, the Company had $161 million of partners' capital. The Company believes that this level of partners' capital is sufficient for it to support its operations and current portfolio of Derivative Transactions.

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

Group has completed the remediation, testing and implementation phases for all of its systems and its mission-critical technology infrastructure that support critical business functions. Group completed its internal integration testing which was intended to validate that Group's systems can successfully perform critical business functions beginning in January 2000 with no material problems.

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

By the end of September 1999, Group had participated in 165 "external", i.e., industry-wide or point-to-point, tests with exchanges, clearing houses and other industry utilities, including the "Streetwide" test sponsored by the Securities Industry Association for its U.S. members and completed in April 1999. Group successfully completed all of these tests with no material problems. By the end of October 1999, Group expects to have participated in approximately six additional industry tests in global markets.

Acknowledging that a Year 2000 failure, whether internal or external, could have an adverse effect on its ability to conduct day-to-day business, Group is also engaged in contingency planning. Group's contingency plans for its businesses are substantially complete. Group is also finalizing its event management program, which includes the processes that will allow senior management to closely monitor and respond to events as they occur around the date change.

Group has incurred, and expects to continue to incur, expenses allocable to internal staff, as well as costs for outside consultants, to complete the remediation and testing of internally developed systems and the replacement and testing of third-party products and services, including non-technology products and services, in order to achieve Year 2000 compliance and in connection with contingency planning for the date change and related activities. Group currently estimates that these costs will total approximately $173 million, of which $147 million has been spent to date. These estimates include the cost of technology personnel but do not include the cost of all non-technology personnel involved in Group's Year 2000 effort. Group expects to incur the remaining cost of its Year 2000 program during the remainder of 1999 and early 2000.

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

INTEREST-RATE RISK MANAGEMENT. Changes in interest rates will change the present value of any cash flows which the Company is entitled to receive in the future. At August 27, 1999, the Company's portfolio of Derivative Transactions is completely "matched" and therefore not sensitive to interest rate risk.

The Company also has outstanding Medium-Term Notes ("Notes") with an aggregate principal amount of $124.5 million, the principal payments on which are determined by reference to the performance of a single equity security or an equity index (see "--Equity-Price Risk Management" below). The interest rate component on the Notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the interest-rate risk in respect of the Notes.

The above analysis reflects fully the net interest rate exposure of the Company.

FOREIGN-EXCHANGE RISK MANAGEMENT. Although certain of the interest rate swaps in the Company's current portfolio require payments a currency other than U.S. dollars, the Company has entered into Derivative Transactions with affiliates of Group which entitle it to receive equal or greater amounts of the same currencies. To the extent that the Company has or is entitled to receive amounts of currencies other than the U.S. dollar, which amounts are not needed to service the Company's obligations, the Company's reported revenues will be affected by changes in the value (expressed in U.S. dollars) of such currencies. As of August 27, 1999, the Company's sole foreign-exchange exposure is comprised of its Japanese Yen equity investment in FPI. This exposure is not actively managed. Based on the value of the Company's investment in FPI at August 27, 1999, its reported revenues would be reduced by $792 thousand if the Company were to realize no value from its investment. As the Company is unable to predict the movement of foreign currencies, the Company is unable to predict whether its reported revenues would be reduced as a result of such exposure.

The above analysis reflects fully the net foreign-exchange exposure of the Company.

EQUITY-PRICE RISK MANAGEMENT. As of August 27, 1999, the Company has three equity-linked notes outstanding with principal amount of $124.5 million. The Company has purchased equity securities, has entered into various Derivative Transactions with affiliates and has purchased exchange traded options to eliminate its market risk on the Notes. The Company's exposure to fluctuations in the market price of the equity securities, exchange traded options and Derivative Transactions with affiliates that it holds is offset by changes in its liability for the face or principal amount of the equity-linked notes. As a result, fluctuations in the prices for such securities and options will not result in a reduction of the Company's reported revenues. As discussed above in "-- Interest-Rate Risk Management", the interest rate component on the notes has been hedged by entering into Derivative Transactions with affiliates, thereby eliminating the remaining market risk in respect of the Notes.

The above analysis reflects fully the net equity-price exposure of the Company.

COMMODITY-PRICE RISK MANAGEMENT. The Company had no positions sensitive to commodity-price risk as of August 27, 1999.

PART II: OTHER INFORMATION
--------------------------

ITEM 1: LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

12.1  Statement re computation of ratios of earnings to fixed charges

27.1  Financial Data Schedule

      (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 26, 1999, announcing its repurchase and cancellation of $36.5 million aggregate principal amount of the Company's S&P Enhanced Stock Index Growth Notes due August 9, 2002.

     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GS FINANCIAL PRODUCTS U.S., L.P.
acting by its general partner, GS Financial
Products US Co.


Date: October 12, 1999                 By:   /s/ C. Douglas Fuge
                                           ------------------------------------
                                                C. Douglas Fuge
                                                President, Principal Financial
                                                Officer and Principal
                                                Accounting Officer

                                                For and on behalf of
                                                GS Financial  Products US Co.,
                                                managing general partner of
                                                GS Financial Products U.S., L.P.